Form 10-Q
period 1996-10-31
BIG FOOT FINANCIAL CORP
filed 1996-12-18
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

         (MARK ONE)

         [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

                                       OR

         [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-21491

                            BIG FOOT FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         ILLINOIS                                   36-4108480
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                       1190 RFD, Long Grove, IL 60047-7304
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (847) 634-2100
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
                                       NA
                                 ---------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X  .
                                             ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                   Outstanding at
                      Class                       October 31, 1996
                      -----                       ----------------
                  Common Stock,                         None
                  par value $.01

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF FAIRFIELD SAVINGS BANK, F.S.B ..............
        Statements of Financial Condition  (Unaudited) - October 31, 1996
        and July 31, 1996 ..................................................   1

        Statements of Earnings (Unaudited) - Three months
        ended October 31, 1996 and 1995 ....................................   2

        Statements of Cash Flows (Unaudited) - Three months ended
        October 31, 1996 and 1995 ..........................................   3

        Notes to Unaudited Financial Statements ............................   4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS ..............................................   6


                           PART II - OTHER INFORMATION

        Item 1. Legal Proceeding ...........................................  10

        Item 2. Changes in Securities ......................................  10

        Item 3. Defaults upon Senior Securitie .............................  10

        Item 4. Submission of Matters to a Vote of Security Holders ........  10

        Item 5. Other Information ..........................................  10

        Item 6. Exhibits and Reports on Form 8-K ...........................  10

        Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - AT OCTOBER 31, 1996, BIG FOOT FINANCIAL CORP. (THE COMPANY) HAD NOT YET ISSUED ANY STOCK, HAD NO ASSETS AND NO LIABILITIES AND HAD NOT CONDUCTED ANY BUSINESS OTHER THAN OF AN ORGANIZATIONAL NATURE. UPON THE CLOSING OF THE CONVERSION OF FAIRFIELD SAVINGS BANK, F.S.B. ("THE BANK") DESCRIBED IN NOTE 2 HEREOF, THE COMPANY WILL OWN ALL OF THE ISSUED AND OUTSTANDING CAPITAL STOCK OF THE BANK. ACCORDINGLY, THE FINANCIAL STATEMENTS OF THE BANK ARE PRESENTED HEREIN.


                                          FAIRFIELD SAVINGS BANK, F.S.B.
                                         STATEMENT OF FINANCIAL CONDITION
                                                    (Unaudited)


                                                                                             10/31/96        7/31/96
                                                                                       ---------------------------------
                                                                                                  (In thousands)

                                     ASSETS

Cash and due from banks ..............................................................     $  2,871            2,569

Interest-earning deposits ............................................................        1,828            2,040

Mortgage-backed securities held-to-maturity ..........................................       42,388           44,133

Mortgage-backed securities available-for-sale ........................................       56,678           58,278

Loans receivable, net ................................................................       80,725           79,143

Accrued interest receivable ..........................................................          943              964

Investment in real estate held for sale and development ..............................          262              262

Real estate owned ....................................................................            0                0

Stock in Federal Home Loan Bank of Chicago at cost ...................................        2,080            2,045

Office properties and equipment, net .................................................        4,830            4,801

Prepaid expenses and other assets ....................................................          498              389
                                                                                       ---------------------------------
Total assets .........................................................................     $193,103         $194,624
                                                                                       ---------------------------------


                        LIABILITIES AND RETAINED EARNINGS

Savings deposits .....................................................................     $132,976         $137,177

Borrowed money .......................................................................       41,600           39,900

Advance payments by borrowers for taxes and insurance ................................          788            1,800

Accrued interest payable and other liabilities .......................................        4,053            2,168
                                                                                       ---------------------------------
Total liabilities ....................................................................      179,417          181,045
                                                                                       ---------------------------------
Retained earnings-substantially restricted ...........................................       14,125           14,649

Unrealized loss on mortgage-backed securities available-for-sale, net of tax .........         (439)          (1,070)
                                                                                       ---------------------------------
Total retained earnings ..............................................................       13,686           13,579
                                                                                       ---------------------------------
Total liabilities and retained earnings ..............................................     $193,103         $194,624
                                                                                       =================================


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         FAIRFIELD SAVINGS BANK, F.S.B.

                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                                               For the three months ended

                                                                                             10/31/1996         10/31/1995
                                                                                           -----------------------------------
                                                                                                     (In thousands)
                                                                                           -----------------------------------

                                  INTEREST INCOME:

Mortgage-backed securities held-to-maturity ..........................................     $    611         $  1,677

Mortgage-backed securities availble-for- sale ........................................          951               26

Loans receivable .....................................................................        1,576            1,472

Interest-earning deposits ............................................................           19               49

FHLB of Chicago stock ................................................................           35               40
                                                                                       ---------------------------------
        TOTAL INTEREST INCOME.........................................................        3,192            3,264

                                INTEREST EXPENSE:

Savings deposits .....................................................................        1,359            1,534

Borrowed money .......................................................................          650              547
                                                                                       ---------------------------------
       TOTAL INTEREST EXPENSE ........................................................        2,009            2,081
                                                                                       ---------------------------------
Net interest income before provision (credit) for loan losses ........................        1,183            1,183

Provision for loan losses ............................................................            0                0
                                                                                       ---------------------------------
      NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES ...................        1,183            1,183
                                                                                       ---------------------------------

                                NONINTEREST INCOME:

Gain on sale of real estate owned ....................................................            0               36

Gain on sale of equity securities ....................................................           46                0

Service fees .........................................................................           57               58

Other ................................................................................            7               14
                                                                                       ---------------------------------
       TOTAL NONINTEREST INCOME ......................................................          110              108
                                                                                       ---------------------------------

                              NONINTEREST EXPENSE:

Compensation and benefits ............................................................          571              565

Office Occupancy .....................................................................          262              272

Federal deposit insurance premiums ...................................................        1,018               83

Real estate held for development .....................................................           14               24

Professional services ................................................................           57               60

Other ................................................................................          165              158
                                                                                       ---------------------------------
       TOTAL NONINTEREST EXPENSE ....................................................         2,087            1,162
                                                                                       ---------------------------------
Income(loss) before income taxes .....................................................         (794)             129

Income tax expense (benefit) .........................................................         (270)              44
                                                                                       ---------------------------------
                                     NET INCOME:                                              $(524)             $85
                                                                                       =================================


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                                  FAIRFIELD SAVINGS BANK, F.S.B.

                                                     STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)



                                                                                               For the three months ended

                                                                                             10/31/1996         10/31/1995
                                                                                           -----------------------------------
                                                                                                     (In thousands)
                                                                                           -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ...........................................................................       $ (524)            $ 85

Adjustments to reconcile net income (loss) to net cash provided by operating activities

    Depreciation .....................................................................           95               85
    Gain on sale of real estate owned ................................................            0              (36)
    Net amortization of deferred loan fees ...........................................          (18)             (23)
    Net amortization of discounts & premiums .........................................           56               52
    Provision for loan losses ........................................................            0                0
    Increase in prepaid expenses and other assets ....................................         (110)             (12)
    (Increase)decrease in accrued interest receivable ................................           21              (66)
    Increase in accrued interest payable and other liabilities, net ..................        1,886               97
                                                                                       ---------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................       $1,406             $182
------------------------------------------------------------------------------------------------------------------------



CASH FLOWS FROM INVESTING ACTIVITIES:

    Net increase in loans receivable .................................................        1,564           (3,804)
    Purchases of mortgage-backed securities held-to-maturity .........................            0          (10,081)
    Principal repayments on mortgage-backed securities held-for-maturity .............        1,689            3,638
    Principal repayments on mortgage-backed securities available-for-sale ............        2,231                7
    Proceeds from sale of real estate owned ..........................................            0              203
    Purchase of stock in Federal Home Loan Bank of Chicago ...........................          (35)               0
    Purchase of office properties and equipment ......................................         (124)             (67)
                                                                                       ---------------------------------
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES...................................       $2,197         $(10,104)
------------------------------------------------------------------------------------------------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in savings savings deposits ..............................       (4,201)          (3,392)
    Net increase (decrease) in borrowed money ........................................        1,700            7,000
    Increase (decrease) in advance payments by borrowers for taxes and insurance .....       (1,012)             (90)
                                                                                       ---------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................................       (3,513)           3,518

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................           90           (6,404)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................................        4,609            9,044
                                                                                       ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............................................       $4,699           $2,640
---------------------------------------------------------------------------------------=================================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest .........................................................................        2,013            2,069
    Income taxes .....................................................................           71               35



          See Accompanying Notes to Unaudited Financial Statements.

FAIRFIELD SAVINGS BANK, F.S.B.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire year.


(2)      CONVERSION TO STOCK FORM OF OWNERSHIP

         On May 21, 1996, the Board of Directors of the Bank adopted a Plan of Conversion ("Plan") (which was amended on September 17, 1996) whereby the Bank will convert from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Plan has been approved by the Office of Thrift Supervision, subject to approval of the Bank's members at a special meeting. The stock of the Bank will be issued to the Company, which was formed in connection with the conversion. Pursuant to the Plan, shares of capital stock of the Company are expected to be offered initially for subscription by eligible members of the Bank and certain other persons as of specified dates subject to various subscription priorities as provided in the Plan. The capital stock will be offered at a price to be determined by the Board of Directors of the Company, based upon an appraisal to be made by an independent appraisal firm. The exact number of shares to be offered will be determined by the Board of Directors in conjunction with the determination of the price at which the shares will be sold. At least the minimum number of shares offered in the conversion must be sold. Any stock not purchased in the subscription offering will be sold in a community offering.

         The Plan provides that when the conversion is completed, a "Liquidation Account" will be established in an amount equal to the retained earnings of the Bank as of the date of the most recent financial statements contained in the final conversion prospectus. The Liquidation Account is established to provide a limited priority claim on the assets of the Bank to qualifying depositors (Eligible and Supplemental Eligible Account Holders) who continue to maintain deposits in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such an event, each Eligible and Supplemental Eligible Account Holder would then receive from the Liquidation Account a liquidation distribution based on his proportionate share of the then total remaining qualifying deposits.

         Current regulations allow the Bank to pay dividends on its stock after the conversion if its regulatory capital would not thereby be reduced below the amount then required for the aforementioned Liquidation Account. Also, capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on the Bank's capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Bank or its holding company for three years after conversion except for repurchases of qualifying shares of a director and repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the Office of Thrift Supervision; or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria. The Bank has retained the services of both an underwriting firm and legal counsel for the specific purpose of implementing the Bank's plan of conversion. At October 31, 1996, the Bank had incurred approximately $244,000 in costs relating to these services. These costs have been deferred and, upon conversion, such costs and any additional costs will be charged against the proceeds from the sale of stock. If the conversion is not completed, these deferred costs will be charged to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         At October 31, 1996, the Company had not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Upon the closing of the Conversion of the Bank described in Note 2 to the Unaudited Financial Statements, the Company will own all of the issued and outstanding capital stock of the Bank. Accordingly, the following discussion relates to the financial statements of the Bank included herein.


COMPARISON OF FINANCIAL CONDITION AT OCTOBER 31, 1996 AND JULY 31, 1996

         Total assets decreased $1.5 million or 0.8% from $194.6 million at July 31, 1996 to $193.1 million at October 31, 1996. The components of the Bank's asset base also changed from July 31, 1996 to October 31, 1996. Mortgage-backed securities (including both held-to-maturity and available-for-sale portfolios) decreased $3.3 million to $99.1 million at October 31, 1996. This decrease is primarily due to principal repayments during the quarter, which exceeded the increased market value adjustment for the available for sale portfolio. The increase in loans receivable of $1.6 million was a result of loan originations exceeding loan repayments. The increase in Federal Home Loan Bank of Chicago stock was the result of stock purchases due to requirements from increased advances from the Federal Home Loan Bank of Chicago. Other assets increased $0.2 million due to the increased deferred conversion expenses.

         The allowance for loan losses at October 31, 1996 and July 31, 1996 was $300,000. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the loan portfolio and are considered to be in accordance with generally accepted accounting principles. While management estimates loan losses using the best available information no assurance can be made that future additions to the allowance will not be necessary. Management calculates a range for the allowance for loan losses and the provision for loan losses based upon each asset group, asset classification, loan to value ratios, and loan types and any impairments. This range of values is then compared to actual losses, peer group comparisons, economic conditions and real estate market conditions. The ratio of the allowance for loan losses to total loans was 0.3% and 0.2% at October 31, 1996 and 1995, respectively. At October 31, 1996 and 1995, the ratio of the allowances for loan losses to non-performing loans was 96.2% and 55.9%, respectively.

         The decrease in assets was offset by similar decreases in liabilities. Savings deposits and advanced payments by borrowers for taxes and insurance declined $4.2 million and $1.0 million, respectively; this was offset by increases in: borrowed funds of $1.7 million, and accrued interest payable and other liabilities of $1.9 million. The decrease in savings deposits was attributable to savings certificates withdrawals of $5.0 million which represents a 7.0% decrease for the three months ended October 31, 1996. The Bank had attracted 19 month certificates of deposits by offering above market rates of interest in a prior fiscal year. Upon maturity, the Bank sought to retain these funds by offering a net market rate of interest, and while a portion of such funds were retained, the Bank experienced an outflow of funds. Retained earnings increased $0.1 million for the three months ended October 31, 1996. This increase is a result of the net loss of $524,000 for the three months ended October 31, 1996 and the net unrealized gain on the available for sale portfolio of $631,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 1996

         GENERAL. For the three months ended October 31, 1996, there was a net loss of $524,000 compared to net income of $85,000 for the three months ended October 31, 1995. Net interest income before provision for loan losses was constant when compared to the prior year. In response to the SAIF/BIF assessment disparity, the Deposit Funds Insurance Act of 1996 (the "1996 Act") was enacted into law on September 30, 1996. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. The Bank recorded an accrual for the special SAIF assessment of $936,000. The impact on operations, net of related tax effects, reduced reported earnings by $617,000 for the three months ended October 31, 1996. The net income for the first quarter of 1997, excluding the SAIF assessment, would have been $93,000 or a 9.4% increase.

         INTEREST INCOME. Interest income decreased $72,000 or 2.2% from $3.3 million for the three months ended October 31, 1995 to $3.2 million for the comparable period in 1996. The decrease was due to a decrease in the average balance of interest-earning assets, which was partially offset by an increase in the average yield on interest-earning assets. The average balance of interest-earning assets decreased $6.0 million or 3.2% from $190.5 million for the three months ended October 31, 1995 to $184.5 million for the three months ended October 31, 1996. The average yield on the Bank's interest-earning assets increased 7 basis points from 6.85% for the three months ended October 31, 1995 to 6.92% for the three months ended October 31, 1996.

         INTEREST EXPENSE. Interest expense decreased $72,000 or 3.5% from $2.1 million for the three months ended October 31, 1995 to $2.0 million for the comparable period in 1996. This decrease was due to a decrease in the cost of average interest-bearing liabilities resulting primarily from new certificates of deposit earning lower rates than the maturing certificates of deposit and lower average balances of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 4 basis points from 4.74% for the three months ended October 31, 1995 to 4.70% for the three months ended October 31, 1996. The average balance of interest-bearing liabilities decreased $4.6 million or 2.6% to $170.9 million for the three months ended October 31, 1996 from $175.5 million for the three months ended October 31, 1995. The decrease in interest-bearing liabilities was due to the outflow of $5.0 million in certificates of deposit, competitive market conditions and the Bank's decision not to offer above market interest rates on its savings deposits.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.2 for the three months ended October 31, 1996 and for the comparable period in 1995. The average interest rate spread increased 8 basis points from 2.48% for the three months ended October 31, 1995 to 2.56% for the comparable period in 1996.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended October 31, 1996 and for the comparable period in 1995. See "Comparison of Financial Condition at October 31, 1996 and July 31, 1996."

         NONINTEREST INCOME. Noninterest income was $110,000 for the three months ended October 31, 1996 compared to $108,000 for the three months ended October 31, 1995.

         NONINTEREST EXPENSE. Noninterest expense increased $925,000 or 79.6% from $1.2 million for the three months ended October 31, 1995 to $2.1 million for the three months ended October 31, 1996. This increase was due primarily to the Bank recording an accrual for the special SAIF assessment of $936,000.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense decreased $314,000 from a $44,000 tax expense for the three months ended October 31, 1995 to a $270,000 tax benefit for the three months ended October 31, 1996. This decrease was due to the SAIF special assessment in the three months ended October 31, 1996. The effective tax rate was 34.0% for the three month period ended October 31, 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are savings deposits and principal and interest payments on loans and securities and borrowings from the Federal Home Loan Bank of Chicago. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions, and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds.

         The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At October 31, 1996, the Bank's liquidity ratio was 41.0% and its short-term liquidity ratio was 2.8%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities in the portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the first quarter of fiscal year 1997 were the origination of mortgage and other loans.

         See the "Statements of Cash Flows" in the Financial Statements included in this Form 10- Q for the sources and uses of cash flows for operating activities, investing activities and financing activities for the three months ended October 31, 1996.

         At October 31, 1996, the Bank had outstanding loan origination commitments of $1.7 million and unused lines of consumer credit of $523,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments.

Certificates of deposit scheduled to mature in one year or less from October 31, 1996 totaled $44.4 million, only $4.1 million remain of the 19 month high interest rate CDs. Based upon the Bank's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         At October 31, 1996, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $14.1 million, or 7.28% of total adjusted assets, which is above the required level of $2.9 million or 1.5%; core capital of $14.1 million, or 7.28% of total adjusted assets, which is above the required level of $5.8 million or 3.0%; and total risk-based capital of $14.4 million, or 21.2% of risk-weighted assets, which is above the required level of $5.4 million, or 8.0%.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           On September 16, 1996, the Company filed a Registration Statement on Form S-1 (Reg. No.333-12083), as amended by Pre-Effective Amendment No. 1 thereto, with respect to the offering of up to 2,512,750 of its common stock, par value $.01 per share (the "Common Stock"). The Registration Statement became effective on November 8, 1996. The closing of the offering and sale of the Company's Common Stock is expected to occur during the Company's second quarter of 1997.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)    Exhibit 27 - Financial Data Schedule*
           (B)    Reports on Form 8-K
                  None
                  *Submitted only with filing in electronic format.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   BIG FOOT FINANCIAL CORP.
                                   ------------------------
                                         (Registrant)





                                   By:      /s/ Timothy L. McCue
                                      --------------------------------------

                                            Timothy L. McCue
                                            Vice President and Chief
                                            Financial  Officer

December 18, 1996