Form 10-Q
period 1997-01-31
BIG FOOT FINANCIAL CORP
filed 1997-03-14
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

    (MARK ONE)

     [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

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

                                 (847) 634-2100
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
                                       NA
                                   ----------
              (Former name, former address and former fiscal year,
                          if changed from last Report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                             ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       OUTSTANDING AT
                        CLASS                         JANUARY 31, 1997
                        -----                         ----------------
                     Common Stock,                         2,512,750
                     par value $.01

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.
Consolidated Statements of Financial Condition  (Unaudited) - January 31, 1997
and July 31, 1996..............................................................3

Consolidated Statements of Earnings (Unaudited) - Three months and six months ended January 31, 1997 and 1996................................................4

Consolidated Statements of Cash Flows (Unaudited) - Six months ended
January 31, 1997 and 1996......................................................5

Notes to Unaudited Consolidated Financial Statements...........................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS..........................................................7

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS....................................................14

ITEM 2.  CHANGES IN SECURITIES................................................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

ITEM 5.  OTHER INFORMATION....................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................15

SIGNATURES

                            BIG FOOT FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                 (In thousands)


                                                                                          JANUARY 31,     JULY 31,
                                                                                          -----------     --------
                                                                                             1997            1996
                                                                                        ---------------    -------
                                     ASSETS
Cash and due from banks................................................................       $2,301       $2,569
Interest-earning deposits..............................................................        2,927        2,040
Mortgage-backed securities held-to-maturity............................................       51,017       44,133
Mortgage-backed securities available-for-sale..........................................       63,881       58,278
Loans receivable, net..................................................................       81,397       79,143
Accrued interest receivable............................................................        1,041          964
Stock in Federal Home Loan Bank of Chicago at cost.....................................        2,230        2,045
Investment in real estate held for sale and development ...............................          262          262
Real estate owned .....................................................................            0            0
Office properties and equipment, net...................................................        4,837        4,801
Prepaid expenses and other assets......................................................          193          389
                                                                                       -----------------------------
TOTAL ASSETS...........................................................................      210,086      194,624
                                                                                       -----------------------------

                                   LIABILITIES
Savings deposits.......................................................................      125,924      137,177
Borrowed money.........................................................................       44,600       39,900
Advance payments by borrowers for taxes and insurance..................................        1,757        1,800
Accrued interest payable and other liabilities.........................................        1,915        2,168
                                                                                       -----------------------------
TOTAL LIABILITIES......................................................................      174,196      181,045
                                                                                       -----------------------------

                                 STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized; none issued..............            0            0
Common Stock, $.01 par value, 8,000,000 shares authorized; 2,512,750 shares issued at
January 31, 1997 and none issued at July 31, 1996......................................           25            0
Excess Common Stock, $.01 par value, 7,200,000 shares authorized; none issued.........             0            0
Additional paid-in capital.............................................................       23,977            0
Retained earnings-substantially restricted.............................................       14,351       14,649
Unrealized loss on securities available- for-sale, net of tax..........................        (453)      (1,070)
Common stock acquired by the ESOP......................................................      (2,010)            0
                                                                                       -----------------------------
TOTAL STOCKHOLDERS' EQUITY ............................................................       35,890       13,579
                                                                                       -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................     $210,086     $194,624
                                                                                       =============================


      See accompanying notes to unaudited consolidated financial statements

                            BIG FOOT FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                                 (In thousands)


                                                             FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                                     JANUARY 31                 JANUARY 31
                                                             --------------------------  --------------------------
                                                                 1997          1996         1997          1996
                                                             ------------- ------------  ------------ -------------
                      INTEREST INCOME:
Mortgage-backed securities held-to-maturity..................    $614           $863       $1,225        $1,601
Mortgage-backed securities available-for-sale................     935            928        1,886         1,893
Loans receivable.............................................   1,590          1,506        3,166         2,978
Interest-earning  deposits ..................................     247             20          266            69
FHLB of Chicago stock .......................................      39             41           74            81
                                                             ------------------------------------------------------
TOTAL INTEREST INCOME........................................   3,425          3,358        6,617         6,622
                                                             ------------------------------------------------------
                      INTEREST EXPENSE:
Savings deposits.............................................   1,250          1,502        2,609         3,036
Borrowed money...............................................     734            702        1,384         1,249
                                                             ------------------------------------------------------
TOTAL INTEREST EXPENSE.......................................   1,984          2,204        3,993         4,285
                                                             ------------------------------------------------------
Net interest income before provision (credit) for loan losses   1,441          1,154        2,624         2,337
Provision for loan losses....................................       0              0            0             0
                                                             ------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES.   1,441          1,154        2,624         2,337
                                                             ------------------------------------------------------

                      NONINTEREST INCOME:
Gain on sale of real estate owned............................       0              0            0            36
Gain on sale of equity securities............................       0              0           46             0
Service fees.................................................      52             53          109           111
Other........................................................       7             26           14            40
                                                             ------------------------------------------------------
TOTAL NONINTEREST INCOME.....................................      59             79          169           187
                                                             ------------------------------------------------------

                      NONINTEREST EXPENSE:
Compensation and benefits....................................     630            562        1,201         1,127
Office Occupancy.............................................     225            252          487           524
Federal deposit insurance premiums...........................      55             87        1,073           170
Real estate held for development.............................      25             49           39            73
Professional  services.......................................      48             79          105           139
Other........................................................     174            171          339           329
                                                             ------------------------------------------------------
TOTAL NONINTEREST EXPENSE....................................   1,157          1,200        3,244         2,362
                                                             ------------------------------------------------------
Income (loss) before income taxes............................     343             33        (451)           162
Income tax expense (benefit).................................     117             12        (153)            56

                                                             ------------------------------------------------------
                      NET INCOME  (LOSS):                        $226            $21       $(298)          $106
                                                             ------------------------------------------------------



      See accompanying notes to unaudited consolidated financial statements

                             BIG FOOT FINANCIAL CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                 JANUARY 31
                                                                                           ------------------------
                                                                                              1997        1996
                                                                                           ----------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)..........................................................................  $(298)       $106
Adjustments to reconcile net income (loss) to net cash provided by operating activities....
Depreciation...............................................................................     189        215
Gain on sale of real estate owned..........................................................       0       (36)
Net amortization of deferred loan fees.....................................................    (31)       (53)
Net amortization of discounts & premiums...................................................     111        108
Provision  for loan losses.................................................................       0          0
(Increase) Decrease in prepaid expenses and other assets...................................     196       (79)
(Increase) Decrease in accrued interest receivable.........................................    (77)       (61)
Increase (Decrease) in accrued interest payable and other liabilities, net.................   (253)        193
                                                                                           ------------------------
NET CASH PROVIDED (USED)  BY OPERATING ACTIVITIES..........................................   (163)        393
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable........................................................... (2,223)    (3,744)
Purchases of mortgage-backed securities held-to-maturity...................................(10,207)          0
Purchases of mortgage-backed securities available-for-sale................................. (9,156)    (10,081)
Principal repayments on mortgage-backed securities held-for-maturity.......................   3,324      6,443
Principal repayments on mortgage-backed securities available-for-sale......................   4,057        691
Proceeds from sale of real estate owned....................................................       0        203
Purchase of stock in Federal Home Loan Bank of Chicago.....................................   (185)          0
Purchase of office properties and equipment................................................   (225)      (118)
                                                                                           ------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES........................................(14,615)    (6,606)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in savings deposits...........................................................(11,253)    (5,846)
Net increase in borrowed money.............................................................   4,700      7,600
Net proceeds from Stock Offering...........................................................  21,993          0
Decrease in advance payments by borrowers for taxes and insurance..........................    (43)      (530)
                                                                                           ------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES........................................  15,397      1,224
-------------------------------------------------------------------------------------------------------------------
Net Increase (decrease) in cash and cash equivalents.......................................     619    (4,989)
Cash and cash equivalents at beginning of year.............................................   4,609      9,044
                                                                                           ------------------------
CASH AND CASH EQUIVALENTS AT  THE END OF  THE PERIOD.......................................   5,228      4,055
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
            Interest.......................................................................   3,985      4,248
            Income taxes...................................................................      71         60


      See accompanying notes to unaudited consolidated financial statements

BIG FOOT FINANCIAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank F.S.B. (the "Bank") as of January 31, 1997 and July 31, 1996 and for the three and six month periods ended January 31, 1997 and 1996, respectively. The consolidated financial statements for periods prior to January 31, 1997 include only the accounts of the Bank. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 1996, and the notes thereto.
         The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)      CONVERSION TO STOCK FORM OF OWNERSHIP

         On May 21, 1996, the Board of Directors of the Bank adopted a Plan of Conversion ("Plan") (which was amended on September 17, 1996) whereby the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Plan was approved by the Office of Thrift Supervision and by the Bank's members at a special meeting. The stock of the Bank was issued to the Company, which was formed in connection with the conversion. On December 19, 1996, shares of capital stock of the Company were fully subscribed by eligible members of the Bank and the Company's Employee Stock Ownership Plan. The capital stock was offered and sold at $10 per share. A total of 2,512,750 shares were sold. After giving effect to offering expenses estimated at $1,125,000 and the cost of 201,020 shares issued to the Company's tax qualified Employee Stock Ownership Plan, net proceeds of the conversion are $22.0 million.

         Capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on the Bank's capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Bank or its holding company for three years after conversion except for repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the Office of Thrift Supervision; or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria.

(3)      EARNINGS PER SHARE

         The initial public offering was completed December 19, 1996. Accordingly, net income per share calculations for the three and six month periods ended January 31, 1997 are not meaningful and are therefore not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL

         Big Foot Financial Corp., (the"Company") an Illinois corporation, is the holding company for Fairfield Savings Bank, F.S.B.( the "Bank"), a federally chartered stock savings bank. On December 19, 1996, the Bank completed its conversion (the "Conversion") from a federally chartered mutual savings bank to a federally chartered stock savings bank, and all of the capital stock of the Bank was acquired by the Company. The Company issued and sold 2,512,750 shares of its common stock, $.01 par value, at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). Net proceeds from the Offering amounted to $22.0 million.

         The Company's principal business is its investment in the Bank, which is a community-oriented financial institution providing a variety of financial services to the communities which it serves. The Bank's principal business consists of gathering savings deposits from the general public within its market area and investing those funds primarily in mortgage loans secured by one- to four-family owner occupied properties, mortgage-backed securities and obligations of the U.S. Government. To a lesser extent, the Bank makes multifamily residential loans, commercial real estate loans, land, construction and development loans, consumer loans and commercial lines of credit. The Bank's revenues are derived principally from interest on mortgage loans and interest and dividends on investments, mortgage-backed securities and, to a much lesser extent, short-term investments. The Bank also derives income from fees and service charges. The Bank's primary sources of funds are retain savings deposits and, to a lesser extent, advances from the FHLB of Chicago. The Bank does not have any subsidiaries.

COMPARISON OF FINANCIAL CONDITION AT JANUARY 31, 1997 AND JULY 31, 1996

         Total assets increased $15.5 million or 7.9% from $194.6 million at July 31, 1996 to $210.1 million at January 31,1997. This increase was due to the funds received in the Company's initial public offering. The components of the Company's asset base also changed from July 31, 1996 to January 31, 1997. Mortgage-backed securities ("MBS") (including both held-to- maturity and available-for-sale portfolios) increased $12.5 million to $114.9 million at January 31, 1997. This increase is primarily due to the purchase of MBS in an amount that exceeded principal repayments as well as the increased market value adjustment for the available for sale portfolio during the six month period. An increase of $2.3 million in loans receivable was the result of loan originations of $7.3 million which exceeded loan repayments. Stock in the Federal Home Loan Bank of Chicago ("FHLB") increased because Fairfield borrowed from the FHLB during the period. Borrowers are required to hold FHLB Stock based upon outstanding advance balances, and stock purchases were made to meet the requirement. Other assets decreased $0.2 million due to the recognition of the prepaid conversion expense in the net proceeds of the conversion.

         The allowance for loan losses at January 31, 1997 and July 31, 1996 was $300,000. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.37% and 0.38% at January 31, 1997 and July 31, 1996, respectively. At January 31, 1997 and July 31, 1996, the ratio of the allowances for loan losses to non-performing loans was 134.5% and 254.2%, respectively. Non-performing loans increased during the six month period ending January 31, 1997, causing this ratio to decline. However, the increase in non-performing loans resulted from one loan, and this non-performing loan was repaid subsequent to the period end.

         Savings deposits and accrued interest payable/other liabilities declined $11.3 million and $0.3 million, respectively from July 31, 1996 to January 31, 1997; during this time, borrowed funds increased by $4.7 million. The decrease in savings deposits was attributable to savings certificates withdrawals of $8.0 million for the six months ended January 31, 1997. The Bank had attracted 19 month certificates of deposits by offering above market rates of interest in a prior fiscal year. Upon maturity, the Bank sought to retain these funds by offering a market rate of interest, and while a portion of such funds were retained, the Bank experienced some outflow of funds.

         Stockholder's equity increased $22.3 million for the six months ended January 31, 1997. The increase was due primarily to the infusion of the net proceeds of the initial public offering, completed December 19, 1996, of $22.0 million, and the net unrealized gain on the available-for-sale portfolio of $617,000, which was offset, in part, by a recognition of the $298,000 operating loss for the period.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

         GENERAL. For the three months ended January 31, 1997, net income was $226,000 compared to net income of $21,000 for the three months ended January 31, 1996.

         INTEREST INCOME. Interest income remained relatively constant at $3.4 million for the three months ended January 31, 1997 and January 31, 1996, increasing only $67,000. The increase was due to an increase in the average balance of interest-earning assets, and average yield earned on interest-earning assets. The average balance of interest-earning assets increased $0.5 million or from $194.2 million for the three months ended January 31, 1996 to $194.7 million for the three months ended January 31, 1997. The average yield on the Bank's interest-earning assets increased 12 basis points from 6.92% for the three months ended January 31, 1996 to 7.04% for the three months ended January 31, 1997.

         INTEREST EXPENSE. Interest expense decreased $220,000 or 10.0% from $2.2 million for the three months ended January 31, 1996 to $2.0 million for the comparable period in 1997.

This decrease was due to a decrease in the cost of average interest-bearing liabilities resulting primarily from new certificates of deposit issued at lower rates than maturing certificates of deposit and lower average balances of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 19 basis points from 4.91% for the three months ended January 31, 1996 to 4.72% for the three months ended January 31, 1997. The average balance of interest-bearing liabilities decreased $11.2 million to $168.2 million for the three months ended January 31, 1997 from $179.4 million for the three months ended January 31, 1996. The decrease in average interest-bearing liabilities was due to the outflow of $11.2 million in certificates of deposit, competitive market conditions and the Bank's decision not to offer substantially above market interest rates on its savings deposits.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1,441,000 for the three months ended January 31, 1997 and $1,154,000 for the comparable period in 1996. The average interest rate spread increased 31 basis points from 2.01% for the three months ended January 31, 1996 to 2.32% for the comparable period in 1997.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended January 31, 1997 or for the comparable period in 1996.

         NONINTEREST INCOME. Noninterest income was $59,000 for the three months ended January 31, 1997 compared to $79,000 for the three months ended January 31, 1996.

         NONINTEREST EXPENSE. Noninterest expense decreased $43,000 and had remained constant at $1.2 million for the three months ended January 31, 1997 and January 31, 1996.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense increased $105,000 from a $12,000 tax expense for the three months ended January 31, 1996 to a $117,000 tax expense for the three months ended January 31, 1997. This increase was due to the increase of $310,000 in pre-tax income. The effective tax rate was 34.0% for the three month period ended January 31, 1997 and 1996.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JANUARY 31, 1997 AND
1996

         GENERAL. For the six months ended January 31, 1997, there was a net loss of $298,000 compared to net income of $106,000 for the six months ended January 31, 1996. To address and resolve the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 ( the "1996 Act") was enacted into law on September 30, 1996. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in an amount necessary to recapitalize the SAIF. The Bank recorded an expense for the special SAIF assessment of $936,000. The impact on operations, net of related tax effects, reduced reported earnings by $617,000 for the six months ended January 31, 1997. Net income for the six months of 1997, excluding the SAIF assessment, would have been $319,000.

         INTEREST INCOME. Interest income was constant at $6.6 million for the six months ended January 31, 1996 and for the comparable period in 1997. The average balance of interest-earning assets decreased, which was partially offset by an increase in the average yield on interest-earning assets. The average balance of interest-earning assets decreased $1.6 million from $192.0 million for the six months ended January 31, 1996 to $190.4 million for the six months ended January 31, 1997. The average yield on the Bank's interest-earning assets increased 5 basis points from 6.90% for the six months ended January 31, 1996 to 6.95% for the six months ended January 31, 1997.

         INTEREST EXPENSE. Interest expense decreased $292,000 or 6.8% from $4.3 million for the six months ended January 31, 1996 to $4.0 million for the comparable period in 1997. This decrease was due primarily to a decrease in the cost of average interest-bearing liabilities on new certificates of deposit issued at lower rates than maturing certificates of deposit, lower average balances of interest-bearing liabilities and a lower cost of borrowed funds. The average rate paid on interest-bearing liabilities decreased 13 basis points from 4.84% for the six months ended January 31, 1996 to 4.71% for the six months ended January 31, 1997. The average balance of interest-bearing liabilities decreased $7.6 million to $169.5 million for the six months ended January 31, 1997 from $177.1 million for the six months ended January 31, 1996. The decrease in average balance of interest-bearing liabilities was due to the outflow of $10.0 million in certificates of deposit, competitive market conditions and the Bank's decision not to offer substantially above market interest rates on its savings deposits.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $2.6 million for the six months ended January 31, 1997 and $2.3 million for the comparable period in 1996. The average interest rate spread increased 18 basis points from 2.06% for the six months ended January 31, 1996 to 2.24% for the comparable period in 1997.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the six months ended January 31, 1997 or for the comparable period in 1996.

         NONINTEREST INCOME. Noninterest income was $169,000 for the six months ended January 31, 1997 compared to $187,000 for the six months ended January 31, 1996.

         NONINTEREST EXPENSE. Noninterest expense increased $882,000 from $2.4 million for the six months ended January 31, 1996 to $3.2 million for the six months ended January 31, 1997. This increase was due primarily to the special SAIF assessment of $936,000.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense decreased $209,000 from a $56,000 tax expense for the six months ended January 31, 1996 to a $153,000 tax benefit for the six months ended January 31, 1997. This was due to the decrease in income before taxes of $613,000 for the six months ended January 31, 1997, which related to the SAIF assessment. The effective tax rate was 34.0% for the six month period ended January 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and securities, and borrowings from the Federal Home Loan Bank of Chicago. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions, and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds.

         The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At January 31,1997, the Bank's liquidity ratio was 33.0% and its short-term liquidity ratio was 9.2%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities in the portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the first six months of fiscal year 1997 were the origination of mortgage loans, other loans and purchases of mortgage-backed-securities.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the six months ended January 31, 1997.

         At January 31, 1997, the Bank had outstanding loan origination commitments of $695,000 and unused lines of consumer credit of $522,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from January 31, 1997 totaled $44.3 million. Based upon the Bank's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         At January 31, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $24.3 million, or 12.08% of total adjusted assets, which is above the required level of $3.0 million or 1.5%; core capital of $24.3 million, or 12.08% of total adjusted assets, which is above the required level of $6.0 million or 3.0%; and total risk-based capital of $24.6 million, or 35.4% of risk-weighted assets, which is above the required level of $5.6 million, or 8.0%.

IMPACT OF NEW ACCOUNTING STANDARDS

         The Bank will be required to account for the ESOP under Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plan" ("SOP 93-6'). SOP 93-6 measured compensation expense recorded by employers for leveraged ESOPs using the fair value of ESOP shares. Under SOP 93-6, the Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extend that the fair value of the Company's ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity. Employers with internally leveraged ESOPs will not report the loan receivable from the ESOP as an asset and will not report the ESOP debt as a liability.

         In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Various assets are excluded from the scope of SFAS 121, including financial instruments which constitute most of the Bank's assets. For assets included in the scope of SFAS 121, such as office property and equipment, an impairment loss must be recognized when the estimate of total undiscounted future cash flows attributable to the asset is less than the asset's carrying value. Measurement of the impairment loss is based on the fair value of the asset. SFAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Bank adopted SFAS 121 on August 1, 1996, and it did not have a material impact on the Bank's results of operations or financial position.

         In May, 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," ("SFAS 122"), which amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS 122 is effective for fiscal years beginning after December 15, 1995. SFAS 122 required that entities recognize, as separate assets, rights to service mortgage loans for others regardless of how those servicing rights are acquired. Additionally, SFAS 122 required that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights and that the impairment be recognized through a valuation allowance. These requirements will accelerate the income recognition associated with mortgage banking activities. The implementation of SFAS 122 on August 1, 1996, did not have a material impact on the Bank's financial condition or results of operations, because the Bank does not currently conduct any material mortgage banking activities or purchase loan servicing rights.

         In June, 1996, the FASB issued Statement of Financial Account Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinquishments of Liabilities: (SFAS 125"), which supersedes FASB Statements No. 76, "Extinquishments of Debt," and No. 77, "Reporting by Transferors for Transfers of Receivable with Recourse." This statement amends FASB Statement No 115, "Accounting for Certain Investments in Debt and Equity Securities," and amends and extends to all servicing assets and liabilities, the accounting standards for mortgage servicing rights not set forth in SFAS 65, and supersedes SFAS 122. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinquishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange.

         SFAS 125 further requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer to financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interest in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values on the date of the transfer. SFAS 125 also requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them to certain circumstances in which the secured party has taken control of those assets. SFAS 125 requires that a liability be derecognized if and only if either (i) the debtor pays the creditor and is relieved of its obligation for the liability or
(ii) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

         SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management believes that the adoption of SFAS 125 will not have a material impact on the Company's financial condition or results of operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES.
         The closing of the Company's initial public offering and sale of the Company's Common Stock occurred on December 19, 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION

         On February 18, 1997, the Bank's Board of Directors elected Jerome A. Maher to the position of Vice President and Chief Lending Officer. Mr. Maher joined the Bank in June,

1996. Mr. Maher served as Vice President and Director of Covenant Mortgage Corporation from March, 1994 to September, 1996 and as a Senior Vice President of Hanover Capital Mortgage Corporation from July, 1993 to February 1994. Prior to that, Mr. Maher was an Executive Vice President and Director of Labe Federal Savings and Loan Association.

         In connection with the conversion, the Bank changed its fiscal year to coincide with the calendar quarters. Accordingly, the current fiscal year of the Bank and the Company will end on June 30, 1997.

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




                                   Big Foot Financial Corp.
                                   ------------------------
                                   (Registrant)



                                   By:/s/ Timothy L. McCue
                                      --------------------
                                   Timothy L. McCue
                                    Vice President and Chief
                                    Financial  Officer

March 14, 1997