Form 10-Q
period 1997-04-30
BIG FOOT FINANCIAL CORP
filed 1997-06-13
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                                       OR

          / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-21491

                            BIG FOOT FINANCIAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        ILLINOIS                                     36-4108480
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       (Identification No.)

                       1190 RFD, Long Grove, IL 60047-7304
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (847) 634-2100
               (Registrant's telephone number including area code)
                                       NA
              (Former name, former address and former fiscal year,
                          if changed from last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
  1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
           filing requirement for the past 90 days. Yes  X    No
                                                        ---     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                      OUTSTANDING AT
               CLASS                                  APRIL 30, 1997
               -----                                  --------------
        Common Stock, Par Value $.01                     2,512,750

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.
        Consolidated Statements of Financial Condition (Unaudited) - April 30, 1997
        and July 31, 1996 ............................................................................    Page 3

        Consolidated Statements of Earnings (Unaudited) - Three months and nine
        months ended April 30, 1997 and 1996 .........................................................    Page 4

        Consolidated Statements of Cash Flows (Unaudited) - Nine months ended
        April 30, 1997 and 1996 ......................................................................    Page 5

        Notes to Unaudited Consolidated Financial Statements .........................................    Page 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS ........................................................................    Page 8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...................................    Page 13

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ............................................................................    Page 14

ITEM 2. CHANGES IN SECURITIES ........................................................................    Page 14

ITEM 3  DEFAULTS UPON SENIOR SECURITIES ..............................................................    Page 14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................................    Page 14

ITEM 5. OTHER INFORMATION ............................................................................    Page 14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................................................    Page 14

        SIGNATURES

                    BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                                 (In thousands)

                                                                                     April 30,   July 31,
                                     ASSETS                                            1997        1996
                                                                                     --------    --------

Cash and due from banks ..........................................................   $  3,004    $  2,569
Interest-earning deposits ........................................................      2,167       2,040
Mortgage-backed securities held-to-maturity, at amortized cost ...................     49,306      44,133
Mortgage-backed securities available-for-sale, at fair value .....................     61,341      58,278
Investment securities available-for-sale, at fair value ..........................      1,004          --
Loans receivable, net ............................................................     86,805      79,143
Accrued interest receivable ......................................................      1,049         964
Stock in Federal Home Loan Bank of Chicago, at cost ..............................      2,330       2,045
Investment in real estate held for sale and development ..........................        262         262
Real estate owned ................................................................         --          --
Office properties and equipment, net .............................................      4,775       4,801
Prepaid expenses and other assets ................................................        202         389
                                                                                     --------    --------
Total assets .....................................................................   $212,245    $194,624
                                                                                     ========    ========

                                  LIABILITIES
Savings deposits .................................................................    125,158     137,177
Borrowed  money ..................................................................     46,600      39,900
Advance payments by borrowers for taxes and insurance ............................      1,530       1,800
Accrued interest payable and other liabilities ...................................      2,910       2,168
                                                                                     --------    --------
Total liabilities ................................................................   $176,198    $181,045
                                                                                     --------    --------

                              STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized; none issued ........         --          --
Common Stock, $.01 par value, 8,000,000 shares authorized; 2,512,750
    shares issued at April 30, 1997 and  none issued at July 31, 1996 ............         25          --
Excess Common Stock, $.01 par value, 7,200,000 shares authorized; none issued ....         --          --
Additional paid-in capital .......................................................     23,977          --
Retained earnings-substantially restricted .......................................     14,757      14,649
Unrealized loss on securities available-for-sale, net of tax .....................       (702)     (1,070)
Common stock acquired by ESOP ....................................................     (2,010)         --
                                                                                     --------    --------
Total stockholders' equity .......................................................     36,047      13,579
                                                                                     --------    --------
Total liabilities and stockholders' equity .......................................   $212,245    $194,624
                                                                                     ========    ========

See accompanying notes to unaudited consolidated financial statements.

                    BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                           For the Three Months ended      For the Nine Months ended
                                                                                    April 30,                       April 30,
                                                                           --------------------------      -------------------------
                                                                             1997              1996          1997             1996
                                                                           --------          --------      --------         --------
                                INTEREST INCOME:
 Mortgage-backed securities held-to-maturity .......................       $    748          $    662      $  1,973         $  2,101
 Mortgage-backed securities available -for-sale ....................          1,048             1,060         2,934            3,115
 Investment securities available-for-sale ..........................              7                --             7               --
 Loans receivable ..................................................          1,617             1,513         4,783            4,491
 Interest-earning  deposits ........................................             32                40           298              109
 FHLB of  Chicago stock ............................................             36                34           110              115
                                                                           --------          --------      --------         --------
 Total interest income .............................................          3,488             3,309        10,105            9,931
                                                                           --------          --------      --------         --------
                               INTEREST EXPENSE:
Savings deposits ...................................................          1,178             1,480         3,787            4,516
Borrowed money .....................................................            666               627         2,050            1,876
                                                                           --------          --------      --------         --------
Total Interest expense .............................................          1,844             2,107         5,837            6,392
                                                                           --------          --------      --------         --------
Net interest income before provision for loan losses ...............          1,644             1,202         4,268            3,539
Provision for loan losses ..........................................             --                 4            --                4
                                                                           --------          --------      --------         --------
Net interest income after provision for loan  losses ...............          1,644             1,198         4,268            3,535
                                                                           --------          --------      --------         --------

                               NONINTEREST INCOME:
Gain on sale of real estate owned ..................................             --                --            --               36
Gain on sale of equity securities ..................................             --                --            46               --
Service fees .......................................................             46                48           155              159
Other ..............................................................             28                10            42               50
                                                                           --------          --------      --------         --------
Total noninterest income ...........................................             74                58           243              245
                                                                           --------          --------      --------         --------

                              NONINTEREST EXPENSE:
Compensation and benefits ..........................................            611               568         1,812            1,695
Office  occupancy ..................................................            255               243           742              767
Federal deposit insurance premiums .................................             10                85         1,083              255
Real estate held for development ...................................             10                33            49              106
Professional  services .............................................             41                68           146              207
Other ..............................................................            230               148           569              477
                                                                           --------          --------      --------         --------
Total noninterest expense ..........................................          1,157             1,145         4,401            3,507
                                                                           --------          --------      --------         --------
Income  before income taxes ........................................            561               111           110              273
Income tax expense .................................................            190                37            37               93

                                                                           --------          --------      --------         --------
                                   NET INCOME:                             $    371          $     74      $     73         $    180
                                                                           ========          ========      ========         ========

====================================================================================================================================
Earnings per share:
   Primary .........................................................       $   0.16               n/a      $   0.03              n/a

     See accompanying notes to unaudited consolidated financial statements.

                    BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)
                                                                                        For the Nine Months Ended
                                                                                                April 30,
                                                                                        -------------------------
                                                                                            1997          1996
                                                                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ............................................................................ $       73     $      180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation ..........................................................................        288            313
Gain on sale of real estate owned .....................................................         --            (36)
Net amortization of deferred loan fees ................................................        (51)           (94)
Net amortization of discounts and premiums ............................................        176            162
Provision  for loan losses ............................................................         --              4
(Increase) Decrease  in prepaid expenses and other assets .............................        187            (53)
(Increase) Decrease in accrued interest receivable ....................................        (85)           (19)
Market adjustment for committed ESOP shares ...........................................         35             --
Increase (Decrease) in accrued interest payable and other liabilities, net ............        742            400
                                                                                        ----------     ----------
Net cash provided (Used)  by operating activities .....................................      1,365            857
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable .......................................................    (14,532)       (14,065)
Principal repayment of loans receivable ...............................................      6,921          9,198
Purchases of mortgage-backed securities held-to-maturity ..............................    (10,207)            --
Purchases of mortgage-backed securities available-for-sale ............................     (9,156)       (10,081)
Principal repayments on mortgage-backed securities held-to-maturity ...................      4,978          8,294
Principal repayments on mortgage-backed securities available-for-sale .................      6,340          4,088
Purchases of investment securities available-for-sale .................................     (1,004)            --
Proceeds from sale of real estate owned ...............................................         --            203
(Purchase) sale of stock in Federal Home Loan Bank of Chicago .........................       (285)           319
Purchase of office properties and equipment ...........................................       (262)          (151)
                                                                                        ----------     ----------
Net cash provided by (used in) investing activities ...................................    (17,207)        (2,195)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in savings deposits ......................................................    (12,019)        (7,346)
Net increase in borrowed money ........................................................      6,700          6,600
Net proceeds from Stock Offering ......................................................     21,993             --
Decrease in advance payments by borrowers for taxes and insurance .....................       (270)          (810)
                                                                                        ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...................................     16,404         (1,556)
-----------------------------------------------------------------------------------------------------------------
Net Increase (decrease) in cash and cash equivalents ..................................        562         (2,894)
Cash and cash equivalents at beginning of period ......................................      4,609          9,044
                                                                                        -------------------------
CASH AND CASH EQUIVALENTS AT  THE END OF  THE PERIOD .................................. $    5,171     $    6,150
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
            Interest ..................................................................      5,780          6,316
            Income taxes ..............................................................         71             90

     See accompanying notes to unaudited consolidated financial statements.

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of April 30, 1997 and July 31, 1996 and for the three and nine month periods ended April 30, 1997 and 1996, respectively. The consolidated financial statements for periods prior to December 19, 1996 include only the accounts of the Bank. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 1996, and the notes thereto.

     The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)      CONVERSION TO STOCK FORM OF OWNERSHIP

     On May 21, 1996, the Board of Directors of the Bank adopted a Plan of Conversion ("Plan") (which was amended on September 17, 1996) whereby the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Plan was approved by the Office of Thrift Supervision (the "OTS") and by the Bank's members at a special meeting. The stock of the Bank was issued to the Company, which was formed in connection with the conversion. On December 19, 1996, shares of capital stock of the Company were fully subscribed by eligible members of the Bank and the Company's Employee Stock Ownership Plan.

     The capital stock was offered and sold at $10 per share. A total of 2,512,750 shares were sold. After giving effect to offering expenses of approximately $1,125,000 and the cost of

201,020 shares issued to the Company's tax qualified Employee Stock Ownership Plan, net proceeds from the conversion were $22.0 million.

     Capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on the Bank's capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Bank or its holding company for three years after conversion except for repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the OTS; or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria.

(3)      EARNINGS PER SHARE

     Earnings per share of common stock for the three and nine months ended April 30, 1997 has been determined by dividing net income for the three and nine months by 2,311,730, the weighted average number of primary shares of common stock. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

     The initial public offering was completed December 19, 1996. Accordingly, net income per share calculations for the prior year periods are not meaningful and are therefore not presented.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Big Foot Financial Corp., (the "Company") an Illinois corporation, is the holding company for Fairfield Savings Bank, F.S.B. (the "Bank"), a federally chartered stock savings bank. On December 19, 1996, the Bank completed its conversion (the "Conversion") from a federally chartered mutual savings bank to a federally chartered stock savings bank, and all of the capital stock of the Bank was acquired by the Company. The Company issued and sold 2,512,750 shares of its common stock, $.01 par value, at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). Net proceeds from the Offering amounted to $22.0 million.

     The Company's principal business is its investment in the Bank, which is a community-oriented financial institution providing a variety of financial services to the communities which it serves. The Bank's principal business consists of gathering savings deposits from the general public within its market area and investing those funds primarily in mortgage loans secured by one- to four-family owner occupied properties, mortgage-backed securities and obligations of the U.S. Government. To a lesser extent, the Bank makes multifamily residential loans, commercial real estate loans, land, construction and development loans, consumer loans and commercial lines of credit. The Bank's revenues are derived principally from interest on mortgage loans and interest and dividends on investments, mortgage-backed securities and, to a much lesser extent, short-term investments. The Bank also derives income from fees and service charges. The Bank's primary sources of funds are savings deposits and, to a lesser extent, advances from the Federal Home Loan Bank of Chicago (the "FHLB"). The Bank does not have any subsidiaries.

COMPARISON OF FINANCIAL CONDITION AT APRIL 30, 1997 AND JULY 31, 1996

     Total assets increased $17.6 million or 9.1% from $194.6 million at July 31, 1996 to $212.2 million at April 30, 1997. This increase was due primarily to the funds received in the Company's initial public offering. The components of the Company's asset base also changed from July 31, 1996 to April 30, 1997. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) increased $8.2 million to $110.6 million at April 30, 1997. This increase is primarily due to the purchase of MBS in an amount that exceeded principal repayments as well as the reduction of the loss in the market value adjustment for the available for sale portfolio during the nine month period. An increase of $7.7 million in loans receivable was the result of loan originations of $14.5 million which exceeded loan repayments. Stock in the FHLB increased because the Bank borrowed from the FHLB during the period to fund new loan originations. Borrowers are required to hold FHLB Stock based upon outstanding advances from the FHLB, and stock purchases were made to meet the requirement.

     The allowance for loan losses at April 30, 1997 and July 31, 1996 was $300,000. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.34% and 0.38% at April 30, 1997 and July 31, 1996, respectively. At April 30, 1997 and July 31, 1996, the ratio of the allowance for loan losses to non-performing loans was 150.7% and 254.2%, respectively. Non-performing loans increased to a balance of approximately $198,000 at April 30, 1997, from $118,000 at July 31, 1996, causing this ratio to decline.

     Savings deposits declined $12.0 million from July 31, 1996 to April 30, 1997; during this time, borrowed funds increased by $6.7 million. The decrease in savings deposits was attributable to savings certificates withdrawals of $10.5 million for the nine months ended April 30, 1997. Most of this decline is attributable to the Bank attracting 19 month certificates of deposits by offering above market rates of interest in 1995. Upon maturity, the Bank sought to retain these funds by offering a market rate of interest, and while a portion of such funds were retained, the Bank experienced some outflow of funds.

     Stockholders' equity increased $22.5 million for the nine months ended April 30, 1997. The increase was due primarily to the infusion of the net proceeds from the initial public offering, completed December 19, 1996, of $22.0 million, a decrease in the net unrealized loss on the available-for-sale portfolio of $368,000, and an increase of $108,000 in retained earnings.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND
1996


     GENERAL. For the three months ended April 30, 1997, net income was $371,000 or $.16 per share, compared to net income of $74,000 for the three months ended April 30, 1996.

     INTEREST INCOME. Interest income increased $179,000 to $3.5 million for the three months ended April 30, 1997, compared to $3.3 million for the third quarter, 1996. The average balance of interest-earning assets increased $9.6 million from $192.0 million for the three months ended April 30, 1996 to $201.6 million for the three months ended April 30, 1997. The majority of this increase was due to the net proceeds of the Conversion. The average yield on the Bank's interest-earning assets increased 3 basis points from 6.89% for the three months ended April 30, 1996 to 6.92% for the three months ended April 30, 1997.

     INTEREST EXPENSE. Interest expense decreased $263,000 or 12.5% from $2.1 million for the three months ended April 30, 1996 to $1.8 million for the comparable period in 1997. This decrease was due to a decrease in the cost of average interest-bearing liabilities resulting primarily from new certificates of deposit issued at lower rates than maturing certificates of deposit and lower average balances of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 32 basis points from 4.87% for the three months ended April 30, 1996 to 4.55% for the three months ended April 30, 1997. The average balance of interest-bearing liabilities decreased $11.2 million to $166.2 million for the three months ended April 30, 1997 from $177.4 million for the three months ended April 30, 1996. The decrease in average interest-bearing liabilities was due to the outflow of $13.3 million in certificates of deposit, competitive market conditions and the Bank's decision not to offer above-market interest rates on its savings deposits.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1,644,000 for the three months ended April 30, 1997 and $1,202,000 for the comparable period in 1996. The average interest rate spread increased 35 basis points from 2.02% for the three months ended April 30, 1996 to 2.37% for the comparable period in 1997.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended April 30, 1997 and a $4,000 provision for the comparable period in 1996.

     NONINTEREST INCOME. Noninterest income was $74,000 for the three months ended April 30, 1997 compared to $58,000 for the three months ended April 30, 1996.

     NONINTEREST EXPENSE. Noninterest expense increased $12,000 for the three months ended April 30, 1997 over the three months ended April 30, 1996. The FDIC deposit insurance premium was $75,000 less than a year ago at $10,000 for the quarter ended April 30, 1997 compared to $85,000 for the same period last year. This was due to the reduction of deposit insurance premium subsequent to the recapitalization of SAIF. Professional Services expense and Real Estate Development expenses combined declined $50,000 from a year ago. Compensation and Benefits increased $43,000 from a year ago due to the added expense of the new ESOP. Other Noninterest expense increased $82,000 in the quarter due primarily to a fraud loss of $50,000 suffered by the Bank. The majority of the remaining increases in other noninterest expense were due to insurance premium increases and loan origination expenses.

     INCOME TAX EXPENSE. Income tax expense increased $153,000 from $37,000 for the three months ended April 30, 1996 to $190,000 for the three months ended April 30, 1997. This increase was due to the increase of $450,000 in pre-tax income. The effective tax rate was 34.0% for the three month periods ended April 30, 1997 and 1996.

     COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND 1996

     GENERAL. For the nine months ended April 30, 1997, net income was $73,000 or $.03 per share compared to net income of $180,000 for the nine months ended April 30, 1996. To address and resolve the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 ( the "1996 Act") was enacted into law on September 30, 1996. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in an amount necessary to recapitalize the SAIF. The Bank recorded an expense for the special SAIF assessment of $936,000. The impact on operations, net of related tax effects, reduced reported earnings by $617,000 for the nine months ended April 30, 1997. Net income for the nine months ended April 30, 1997, excluding the SAIF assessment, would have been $690,000 or $.30 per share.

     INTEREST INCOME. Interest income was $10.1 million for the nine months ended April 30, 1996 and $9.9 million for the comparable period in 1997. The average balance of interest-earning assets increased $1.9 million from $191.7 million for the nine months ended April 30, 1996 to $193.6 million for the nine months ended April 30, 1997. The average yield on the Bank's interest-earning assets increased 5 basis points from 6.91% for the nine months ended April 30, 1996 to 6.96% for the nine months ended April 30, 1997.


     INTEREST EXPENSE. Interest expense decreased $555,000 or 8.7% from $6.4 million for the nine months ended April 30, 1996 to $5.8 million for the comparable period in 1997. This decrease was due primarily to a decrease in the cost of average interest-bearing liabilities on new certificates of deposit issued at lower rates than maturing certificates of deposit, lower average balances of interest-bearing liabilities and a lower cost of borrowed funds. The average rate paid on interest-bearing liabilities decreased 19 basis points from 4.81% for the nine months ended April 30, 1996 to 4.62% for the nine months ended April 30, 1997. The average balance of interest-bearing liabilities decreased $8.6 million to $168.5 million for the nine months ended April 30, 1997 from $177.1 million for the nine months ended April 30, 1996. The decrease in average balance of interest-bearing liabilities was due to the outflow of $11.1 million in certificates of deposit, competitive market conditions and the Bank's decision not to offer above-market interest rates on its savings deposits.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES.   Net interest income
before provision for loan losses was $4.3 million for the nine months ended April 30, 1997 and $3.5 million for the comparable period in 1996. The average interest rate spread increased 24 basis points from 2.10% for the nine months ended April 30, 1996 to 2.34% for the comparable period in 1997.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the nine months ended April 30, 1997 and a $4,000 provision for the comparable period in 1996.

     NONINTEREST INCOME. Noninterest income was $243,000 for the nine months ended April 30, 1997 compared to $245,000 for the nine months ended April 30, 1996. These amounts include a non-recurring gain on sale of real estate owned for $36,000 in 1996 and a non-recurring gain on sale of equity securities of $46,000 in 1997.

     NONINTEREST EXPENSE. Noninterest expense increased $894,000 from $3.5 million for the nine months ended April 30, 1996 to $4.4 million for the nine months ended April 30, 1997. This increase was due primarily to the special SAIF assessment of $936,000.

     INCOME TAX EXPENSE . Income tax expense decreased $56,000 from $93,000 for the nine months ended April 30, 1996 to $37,000 for the nine months ended April 30, 1997. This was due to the decrease in income before taxes of $163,000 for the nine months ended April 30, 1997, which related primarily to the SAIF assessment. The effective tax rate was 34.0% for the nine month periods ended April 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and mortgage-backed securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds.

     The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At April 30, 1997, the Bank's liquidity ratio was 41.8% and its short-term liquidity ratio was 3.0%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities in the portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The primary investing activities of the Bank during the first nine months of fiscal year 1997 were the origination of mortgage loans, other loans and purchases of mortgage-backed-securities.

     See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the nine months ended April 30, 1997.

     At April 30, 1997, the Bank had outstanding loan origination commitments of $4.0 million and unused lines of consumer credit of $440,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from April 30, 1997 totaled $45.4 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

     At April 30, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $24.9 million, or 12.27% of total adjusted assets, which is above the required level of $3.0 million or 1.5%; core capital of $24.9 million, or 12.27% of total adjusted assets, which is above the required level of $6.1 million or 3.0%; and total risk-based capital of $25.2 million, or 35.4% of risk-weighted assets, which is above the required level of $5.7 million, or 8.0%.

IMPACT OF NEW ACCOUNTING STANDARDS

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 supersedes APB Opinion No. 15,

Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluated EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluated EPS computation.

     Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were excercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

     Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings
              None

ITEM 2.       Changes in Securities
              None    .

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




                                      BIG FOOT FINANCIAL CORP.
                                        (Registrant)




                                      By: /s/ Timothy L. McCue
                                          ------------------------
                                              Timothy L. McCue
                                          Vice President and Chief
                                              Financial  Officer
June 13, 1997