Form 10-K
period 1997-06-30
BIG FOOT FINANCIAL CORP
filed 1997-09-29
CIK 1022807

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             (MARK ONE)
            / / Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended_________________.

                                       or

          /X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                         August 1, 1996 to June 30, 1997
                             Commission File Number
                                     0-21491

                            BIG FOOT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                                    ILLINOIS

         (State or other jurisdiction of incorporation or organization)

                                   36-4108480
                      (I.R.S. Employer Identification No.)

                            1190 RFD, LONG GROVE, IL
                    (Address of principal executive offices)
                                   60047-7304
                                   (Zip Code)

                                 (847) 634-2100
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE.

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                               -------------------
                     Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $36,800,000.00 as of July 31, 1997.

As of September 15, 1997, 2,512,750 shares of the Registrant's common stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                            BIG FOOT FINANCIAL CORP.
                         TRANSITION REPORT ON FORM 10-K
                         FOR THE TRANSITION PERIOD FROM

                         AUGUST 1, 1996 TO JUNE 30, 1997

                           TABLE OF CONTENTS                               PAGE

                                     PART I

ITEM 1.  BUSINESS........................................................     3
ITEM 2.  PROPERTIES......................................................    27
ITEM 3.  LEGAL PROCEEDINGS...............................................    28
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    28

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS........................................    28

ITEM 6.  SELECTED FINANCIAL DATA ........................................    29
ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................    30
ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       MARKET RISK.......................................    47

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................    49
ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING  AND FINANCIAL DISCLOSURE....................    74

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............    74
ITEM 11  EXECUTIVE COMPENSATION..........................................    74
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER
              AND MANAGEMENT.............................................    74

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    74

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K................................................    74

                                     PART I

ITEM  1.      BUSINESS

         General. Big Foot Financial Corp., (the "Company") an Illinois corporation, is the holding company for Fairfield Savings Bank, F.S.B. (the "Bank"), a federally chartered stock savings bank. On December 19, 1996, the Bank completed its conversion (the "Conversion") from a federally chartered mutual savings bank to a federally chartered stock savings bank, and the Company acquired all of the capital stock of the Bank. The Company issued and sold 2,512,750 shares of its common stock, $.01 par value per share (the "Common Stock"), at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). The Company's sole business activity consists of the business of the Bank. The Company also invests in long and short-term investment grade marketable securities and other liquid investments.

         At June 30, 1997, the Company had total assets of $214.9 million, of which $93.6 million was comprised of loans receivable and $107.6 million was comprised of mortgage-backed securities. At such date, total savings deposits were $123.0 million, borrowings were $49.6 million and stockholders' equity was $37.0 million. The Company's Common Stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol "BFFC". Unless otherwise disclosed, the information presented in this Report on Form 10-K represents the activity of the Bank for the period prior to December 19, 1996 and the activity of Big Foot Financial Corp. consolidated thereafter. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

         In connection with the Conversion, the Bank changed its fiscal year-end to June 30, 1997. The Company's and the Bank's fiscal year 1997 consisted of the 11-month period beginning August 1, 1996 and ending June 30, 1997. Accordingly, this Report is a transition report for the period from August 1, 1996 to June 30, 1997. The Company believes that it is appropriate to compare the results for the 11-month period ended June 30, 1997 with the years ended July 31, 1996 and 1995.

         The Bank was originally founded in 1901 as an Illinois state chartered mutual savings and loan association. On July 1, 1991, the Bank converted to a federally chartered mutual savings bank. The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (the "OTS"), its primary regulator, and the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits. The Bank's savings deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund (the "SAIF") of the FDIC.

         The Bank's principal business consists of gathering savings deposits from the general public within its market area and investing those savings deposits primarily in one- to four-family residential mortgage loans, mortgage-backed securities and obligations of the U.S. Government. To a lesser extent, the Bank originates multifamily residential loans, commercial real estate loans, land, construction and development loans, consumer loans (including loans secured by savings deposits and home improvement loans) and commercial lines of credit. The Bank's revenues are derived principally from interest on mortgage loans and mortgage-backed securities. The Bank's primary sources of funds are savings deposits, proceeds from principal and interest payments on loans, mortgage-backed and investment securities and Federal Home Loan Bank ("FHLB") advances.

         MARKET AREA. The Bank is a community-oriented financial institution which provides a variety of financial services to meet the needs of the communities which it serves. The Bank serves three distinct geographic markets: the Chicago branch at 1601 North Milwaukee Avenue serves the near northwest side of the City of Chicago, the Norridge branch at 8301 West Lawrence serves Chicago's near northwestern suburbs and the Long Grove branch at Old McHenry Road and Route 83 serves northern Cook and southern Lake counties. The Bank's customer base may be categorized by branch location. In the Chicago branch, the customer base is largely comprised of blue collar workers and young white collar technicians and professionals. The Chicago market is experiencing new construction and a refurbishing of its existing aged housing stock and is becoming an active mortgage market as well as a savings market. The Norridge branch serves a customer base split between blue and white collar workers where the market is mature. The Norridge market has modest prospects for growth; however, it provides the Bank with a stable source of deposits. The Long Grove office is situated in an affluent, high growth, white collar market. This is a dynamic market which provides the Bank with significant loan demand and potential for growth opportunities in savings and lending activities. Substantially all loans originated by the Bank are secured by real estate located in Cook, DuPage and Lake counties in Illinois.

         COMPETITION. The Bank faces intense and increasing competition both in making loans and in attracting savings deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for savings deposits and the origination of all of the loan products emphasized by the Bank.

         The Bank's competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, finance companies and credit unions. The Bank's most direct competition for savings deposits historically has come from other savings banks, savings and loan associations, commercial banks and credit unions. In addition, the Bank faces increasing competition for savings deposits from non-bank institutions such as brokerage firms, insurance companies, money market mutual funds, other mutual funds (such as corporate and government securities funds) and annuities. Trends toward the consolidation of the banking industry and the lifting of interstate banking and branching restrictions may make it more difficult for smaller institutions, such as the Bank, to compete effectively with large national and regional banking institutions.

         While the Bank is subject to competition from other financial institutions which may have much greater financial and marketing resources, the Bank believes it benefits by its community bank orientation as well as its relatively high core deposit base. Management believes that the variety, depth and stability of the communities in which the Bank is located support the service and lending activities conducted by the Bank. The relative economic stability of the Bank's lending area is reflected in the small number of mortgage delinquencies experienced by the Bank.

         IMPACT OF THE ECONOMY ON OPERATIONS. Declines in the local economy, national economy or real estate market could adversely affect the financial condition and results of operations of the Bank, including decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned.

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At June 30, 1997, the Bank had gross loans receivable outstanding of $94.3 million, of which $91.1 million, or 96.7% of gross loans, were one- to four-family residential mortgage loans. The remainder consisted of $0.9 million of multifamily mortgage loans, or 1.0% of gross loans; $384,000 of commercial real estate mortgage loans, or 0.4% of gross loans; $403,000 of land, construction and development loans, or 0.4% of gross loans; $1.3 million of home equity loans, or 1.3% of gross loans; and $181,000 of other loans, or 0.2% of gross loans.

         The loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Board of Governors of the Federal Reserve System (the "FRB"), and legislative tax policies.

         All of the Bank's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors the majority of which conform to the Federal National Mortgage Association ("FNMA") standards. Property valuations by a member of the Bank's appraisal staff or independent appraisers approved by the Board of Directors are required. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Generally, the Bank will lend against the appraised value of property up to a maximum loan to value ratio of 95%. Private mortgage insurance is required on all loans with loan to value ratios greater than 80%. All loans are approved by the full Board of Directors. Mortgage loans originated by the Bank generally include due on sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due on sale clauses are an important means of adjusting the rates of the Bank's fixed-rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses. It is the Bank's policy to require title insurance policies certifying or insuring that the Bank has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, where necessary, flood insurance policies. Borrowers are required to maintain a noninterest-bearing escrow account or a pledged passbook savings account with the Bank to cover charges for real estate taxes, hazard insurance premiums and assessments.

         Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1997, based on the above, the Bank's regulatory loans to one-borrower limit was approximately $3.7 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At June 30, 1997, the two largest dollar amounts outstanding to one borrower or group of related borrowers were approximately $297,000 and $294,000. Both of these loans are secured by one- to four-family properties located in the Bank's market area and, at June 30, 1997, were performing in accordance with their terms.

          The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.


                                                                                  At July 31,
                                                                  ---------------------------------------------
                                              At June 30, 1997            1996                   1995
                                           ---------------------- ---------------------- ----------------------
                                                        Percent                Percent                Percent
                                            Amount      of Total   Amount      of Total   Amount      of Total
                                           --------    ---------- --------    ---------- --------    ----------
                                                                  (Dollars in thousands)
Mortgage loans:
   One- to four-family .................   $ 91,133       96.7%   $ 76,325       95.6%   $ 68,080       94.9%
   Multifamily(1) ......................        942        1.0         979        1.2       1,035        1.4
   Commercial real estate ..............        384        0.4         411        0.5         441        0.6
   Land, construction and development ..        403        0.4         404        0.5         166        0.2
   Home equity .........................      1,258        1.3       1,421        1.8       1,691        2.4
                                           --------      -----    --------      -----    --------      -----
      Total mortgage loans .............   $ 94,120       99.8    $ 79,540       99.6    $ 71,413       99.5
                                           --------      -----    --------      -----    --------      -----
Other loans:
   Home improvement ....................       --         --          --         --            15       --
   Commercial credit lines .............       --         --           150        0.2         131        0.2
   Loans on savings deposits ...........        181        0.2         192        0.2         212        0.3
                                           --------      -----    --------      -----    --------      -----
      Total other loans ................        181        0.2         342        0.4         358        0.5
                                           --------      -----    --------      -----    --------      -----
          Loans receivable, gross ......   $ 94,301      100.0%   $ 79,882      100.0%   $ 71,771      100.0%
                                           ========      =====    ========      =====    ========      =====

Less:
   Loans in process ....................   $      -               $      -               $    111
   Deferred loan fees ..................        377                    438                    510
   Allowance for loan losses ...........        300                    300                    166
   Capitalized interest reserve ........         --                     --                     --
                                           --------               --------               --------
          Loans receivable, net ........   $ 93,624               $ 79,144               $ 70,984
                                           ========               ========               ========

                                                          At July 31,
                                           --------------------------------------------
                                                  1994                   1993
                                           ---------------------- ---------------------
                                                        Percent               Percent
                                            Amount      of Total   Amount     of Total
                                           --------    ---------- --------   ----------
                                                      (Dollars in thousands)
Mortgage loans:
   One- to four-family .................   $ 66,318       94.6%   $ 75,456     92.4%
   Multifamily(1) ......................      1,335        1.9       1,415      1.7
   Commercial real estate ..............        475        0.7         793      1.0
   Land, construction and development ..        146        0.2       1,558      1.9
   Home equity .........................      1,679        2.4       2,280      2.8
                                           --------      -----    --------    -----
      Total mortgage loans .............   $ 69,953       99.8    $ 81,502     99.8
                                           --------      -----    --------    -----
Other loans:
   Home improvement ....................         15         --          --       --
   Commercial credit lines .............         --         --          --       --
   Loans on savings deposits ...........        135        0.2         177      0.2
                                           --------      -----    --------    -----
      Total other loans ................        150        0.2         177      0.2
                                           --------      -----    --------    -----
          Loans receivable, gross ......   $ 70,103      100.0%   $ 81,679    100.0%
                                           ========      =====    ========    =====

Less:
   Loans in process ....................   $    892               $    263
   Deferred loan fees ..................        573                    816
   Allowance for loan losses ...........        166                    184
   Capitalized interest reserve ........         46                     70
                                           --------               --------
          Loans receivable, net ........   $ 68,426               $ 80,346
                                           ========               ========

----------
 (1) Multifamily includes participations in Community Investment Corporation (CIC) of $413,000 at
     June 30, 1997, $381,000 at July 31, 1996, $321,000 at July 31, 1995 and $202,000 at July 31,
     1994. CIC is a not-for-profit tax-exempt corporation whose purpose is to focus the resources and expertise of the financial community to revitalize certain neighborhoods in Chicago.


         Mortgage Loans. At June 30, 1997, over 96.7% of the Bank's $93.6 million mortgage loan portfolio consisted of mortgage loans secured by one- to four-family residential real estate. While the Bank offers adjustable-rate mortgage products, the Bank's customer base has historically favored fixed-rate mortgage loans, which are generally priced off the FNMA delivery rate with adjustments relating to local competition and the availability of funds. At June 30, 1997, approximately 91.7% of the Bank's mortgage portfolio was comprised of fixed-rate loans. The balance of the mortgage loan portfolio is comprised of adjustable rate loans, including approximately $6.0 million of one-to four-family residential mortgages, the majority of which are tied to the National Cost of Funds Index and adjust annually to rates from 2.5% to 2.75% over the Index. These loans carry annual caps and life-of-the-loan ceilings to protect borrowers against sudden rate volatility. Generally, adjustable rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily, because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Bank's policy to underwrite its adjustable rate mortgage loans based on the fully indexed origination rate. The Bank currently has no mortgage loans that are subject to negative amortization. Management intends to continue to emphasize loans secured by single family owner-occupied units with 15 year terms. The Bank also makes home equity loans. At June 30, 1997, the Bank had an aggregate balance of $1.3 million in home equity loans.

         LAND, CONSTRUCTION AND DEVELOPMENT LOANS. The Bank offers a residential construction loan program for custom home buyers and builders, who typically have a longstanding business relationship with the Bank. The Bank has established additional guidelines and progress payout procedures for these loans in recognition of the higher degree of risk involved in making such loans. The Bank's loss experience in construction lending on single family and multifamily residences has been extremely favorable. See "Delinquencies and Non-Performing Assets."

         In addition to financing custom construction of homes, the Bank finances detached residential subdivision and condominium land acquisition and development projects. For these loans, the Bank requires feasibility studies and economic analyses which address a property's proposed gross sale or rental income, market absorption rate, occupancy estimates and marketing and operating expenses in order to ascertain the discounted net sales or capitalized rental value projections. As a general guideline, actual or projected net cash flows from these types of lending activities should equal or exceed 120% of the debt service (excluding condominium properties). A builder or developer's experience in constructing and marketing properties is also evaluated by the Bank. Each borrower must demonstrate that it has the financial capacity to fund a project's debt service.

         Multifamily residential and commercial real estate and land loans are generally considered to involve a higher degree of credit risk than one- to four-family residential mortgage loans. This greater risk is attributable to several factors, including the higher concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily residential and commercial real estate is typically dependent upon sufficient cash flow from the related real estate project to cover operating expenses and debt service. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Circumstances outside the borrower's control may adversely affect income from the multifamily or commercial property as well as its market value.

         OTHER LOANS. The Bank also makes short term fixed-rate and adjustable-rate other loans, such as loans secured by savings accounts and commercial lines of credit. These loans generally have an average life of less than two years. The shorter terms to maturity and the short term repricing periods are helpful in managing the Bank's interest rate risk.

         ORIGINATION OF LOANS. Loans are originated by the Bank's staff of salaried loan officers. Residential loan originations can be attributed to depositors, retail customers, telephone inquiries, newspaper ads, loan officers, and referrals from other borrowers, real estate brokers and builders. Loan applications are taken and processed at each of the Bank's offices. Historically, the bulk of all loans originated by the Bank have been retained in the Bank's portfolio.

   The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                                      Eleven Months
                                                          Ended       For the Year Ended July 31,
                                                         June 30,     ---------------------------
                                                           1997          1996            1995
                                                      -------------   -----------    ------------
                                                                    (In thousands)
Loans (gross):
   At beginning of period .........................   $      79,882    $   71,771    $   70,103
                                                      -------------    ----------    ----------
Mortgage loans originated:
   One- to four-family ............................          23,088        19,617        11,472
   Multifamily ....................................            --              86           158
   Land, construction and development .............            --              38           290
                                                      -------------    ----------    ----------
          Total mortgage loans originated .........          23,088        19,741        11,920
Other loans originated:
   Other loans ....................................             192           202           461
                                                      -------------    ----------    ----------
          Total loans originated ..................          23,280        19,943        12,381
                                                      -------------    ----------    ----------
   Additional draws - open-end home equity loans ..             346           549           803
Principal repayments ..............................          (9,207)      (12,377)      (11,348)
Loans sold ........................................            --            --            --
Loans transferred to real estate owned ............            --            --            (168)
Charge-off - CIC participation ....................            --              (4)         --
                                                      -------------    ----------    ----------
          Loan balances at end of period ..........   $      94,301    $   79,882    $   71,771
                                                      =============    ==========    ==========


         INCOME FROM LENDING ACTIVITIES. The Bank realizes interest income and servicing fee income from its lending activities. For the most part, interest rates charged by the Bank on loans are determined by local competition, although they also reflect general interest rates, demand for loans and availability of funds.

         The Bank charges service fees, late payment and other miscellaneous service fees. During the 1997 fiscal year and the fiscal years ended July 31, 1996 and 1995, the Bank earned an aggregate of such fees equal to $23,000, $29,000 and $35,000, respectively.

          LOAN MATURITY. The following table shows the contractual maturity of the Bank's loan portfolio at June 30, 1997. Loans are shown as due based on their contractual terms to maturity rather than when interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.


                                                    Mortgage loans
                             --------------------------------------------------------------                       Total loans
                                                                      Land,                                ------------------------
                              One - to                             construction                                           Weighted
                                four-       Multi-     Commercial      and          Home        Other                      average
                               Family       family     real estate  development    equity       loans        Amount         rate
                             ----------   ----------   ----------- ------------  ----------   ----------   ----------    ----------
Due during
periods ending
 June 30,
--------------------------
1998 .....................   $      144   $       --   $       --   $      165   $      117   $       16   $      442         9.17%
1999 .....................          171           15           --          238           53           63          540         8.82%
2000 .....................          215           15           --           --           94          102          426         7.97%
2001 and 2002 ............        1,713          158           --           --          521           --        2,392         8.42%
2003 to 2008 .............       13,636          110          174           --          473           --       14,393         7.65%
2009 to 2013 .............       17,021           44          210           --           --           --       17,275         7.23%
2014 to 2018 .............        4,519          570           --           --           --           --        5,089         8.51%
2019 and following .......       53,714           30           --           --           --           --       53,744         7.66%
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------    ---------
Total loans due, gross ...   $   91,133   $      942   $      384   $      403   $    1,258   $      181   $   94,301         7.66%
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========    =========



         The following table sets forth at June 30, 1997, the dollar amount of loans due after June 30, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                  Due after June 30, 1998
                                            ------------------------------------
                                              Fixed      Adjustable     Total
                                            ----------   ----------   ----------
                                                       (In thousands)
Mortgage loans:
   One- to four-family ..................   $   84,958   $    6,031   $   90,989
   Multifamily ..........................          898           44          942
   Commercial real estate ...............          180          204          384
   Land, construction and development ...           --          238          238
   Home equity ..........................           --        1,141        1,141
                                            ----------   ----------   ----------
Total mortgage loans ....................       86,036        7,658       93,694
                                            ----------   ----------   ----------
Other loans .............................          165           --          165
                                            ----------   ----------   ----------
   Total loans ..........................   $   86,201   $    7,658   $   93,859
                                            ==========   ==========   ==========


DELINQUENCIES AND NON-PERFORMING ASSETS

         DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. Contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, deficiencies are cured promptly. If the deficiency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank may institute measures to remedy the default, including commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale. If the Bank acquires the property at judicial sale or accepts a voluntary deed of the secured property in lieu of foreclosure, the acquired property is then listed in the Bank's Real Estate Owned ("REO") account until it is sold. At June 30, 1997, the Bank had no REO. The Bank is permitted to finance sales from its REO account by "loans to facilitate," which involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Bank's underwriting guidelines. Currently, the Bank has no such "loans to facilitate."

         The following table sets forth information with respect to the Bank's non-performing assets (which includes loans that are delinquent for 90 days or more and REO) at the dates indicated. At June 30, 1997, there were no loans other than those included in the table below with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

                                                                        At July 31,
                                                At June 30, ------------------------------------
                                                   1997      1996      1995      1994      1993
                                                  ------    ------    ------    ------    ------
                                                               (Dollars in thousands)
Non-performing loans:
Mortgage loans:
  One- to four-family .........................   $  199    $   69    $  193    $  511    $  828
  Multifamily .................................       --        --        --        --        84
  Commercial real estate ......................       --        --        --        --        --
  Land, construction and development ..........       --        --        --        --        --
  Home equity .................................       --        49        --        --        --
Other loans ...................................       --        --        --        --        --
                                                  ------    ------    ------    ------    ------
     Total non-performing loans ...............      199       118       193       511       912
                                                  ------    ------    ------    ------    ------
Real estate owned .............................       --        --       168        --        --
                                                  ------    ------    ------    ------    ------
     Total nonperforming assets ...............   $  199    $  118    $  361    $  511    $  912
                                                  ======    ======    ======    ======    ======

Total non-performing loans to total loans .....     0.21%     0.15%     0.27%     0.74%     1.13%
Total non-performing assets to total assets ...     0.09%     0.06%     0.18%     0.26%     0.49%



         A loan is placed on non-accrual status when it becomes 90 days or more delinquent and when the collection of principal and/or interest becomes doubtful. At June 30, 1997, the Bank had one single family residential loan with an outstanding balance of $199,000 that was non accruing. At July 31, 1996 and 1995, the Bank had no non-accruing loans. For the eleven months ended June 30, 1997 and the years ended July 31, 1996, and 1995, the amount of interest income that would have been recorded on non-accrual loans was $10,000, $0, and $1,000, respectively.

Interest earned on loans 90 days or more delinquent and still accruing interest amounted to $36,000, $67,000, and $54,000 for the eleven months ended June 30, 1997 and the years ended July 31, 1996, and 1995, respectively.

         The Bank's non-performing assets at June 30, 1997, consisted of one, one-to four-family residential loan, with an aggregate outstanding principal balance of $199,000. The property underlying the non-performing loan is located in the Chicago metropolitan area.

         CLASSIFIED ASSETS. OTS regulations require that each saving association classify its assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations of savings associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. OTS regulations provide for three adverse classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings association to a sufficient degree of risk to warrant classifications, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the Bank to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss or charge off such amount. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its loans at June 30, 1997, the Bank had one loan, which was classified by management as "Substandard" and no potential problem loans, which would have been classified by management as "Special Mention."

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Bank's underwriting policies. The allowance for loan losses is maintained at an amount considered adequate to provide for potential losses. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions and the Bank's actual experience differ substantially from the conditions and experience used in the assumptions upon which the initial determinations are based. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyzes all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

         While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio as part of a future regulatory examination, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Moreover, no assurance can be made that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control. The directors of the Bank and the Company have reviewed the provision for loan losses and the allowance for loan losses and the assumptions utilized by management as to their reasonableness and adequacy. Specific valuation reserves are provided for individual loans which are contractually past due (including loans classified Substandard or Doubtful) when ultimate collection is considered questionable by management after reviewing the current status of such loans and considering the net realizable value of the security for the loan.

The following table analyzes acitvity in the Bank's allowance for loan losses during the periods indicated.

                                              At or for
                                             the Eleven
                                             Months ended      At or For the Year Ended July 31,
                                               June 30,   ------------------------------------------
                                                 1997       1996        1995       1994        1993
                                               -------    -------     -------    -------     -------
                                                               (Dollars in thousands)
Balance at beginning of year ...............   $   300    $   166     $   166    $   184     $   597
Provision (credit) for loan losses .........        --        138          --        (18)       (392)
Chargeoffs:
Mortgage loans:
  One- to four-family ......................        --         --          --         --          --
  Multifamily ..............................        --         (4)         --         --         (21)
  Commercial real estate ...................        --         --          --         --          --
  Land, construction and development .......        --         --          --         --          --
  Home equity ..............................        --         --          --         --          --
Other loans ................................        --         --          --         --          --
                                               -------    -------     -------    -------     -------
     Total charge-offs .....................        --         (4)         --         --         (21)
                                               -------    -------     -------    -------     -------
Recoveries .................................        --         --          --         --          --
                                               -------    -------     -------    -------     -------
Balance at end of year .....................   $   300    $   300     $   166    $   166     $   184
                                               =======    =======     =======    =======     =======

Allowance for loan losses to total
  loans at end of period(1) ................      0.32%      0.38%       0.23%      0.24%       0.23%
Allowance for loan losses to total
  non-performing loans at end of period ....    150.75     254.24       86.01      32.49       20.18
Allowance for loan losses to total
  non-performing assets at end of period ...    150.75     254.24       45.98      32.49       20.18
Net charge-offs to average
  loans outstanding ........................        --       0.01          --         --        0.02

------------
 (1) Total loans represent loans, net plus the allowance for loan losses.


         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                              At July 31,
                                                                                  -------------------------------------
                                                   At June 30, 1997                              1996
                                           -----------------------------------    -------------------------------------
                                                                   Percent of                               Percent of
                                                                    Loans in                                 Loans in
                                                        Percent       Each                     Percent         Each
                                           Allowance      of       Category to    Allowance      of         Category to
                                             Amount    Allowance   Gross Loans      Amount    Allowance     Gross Loans
                                           ---------   ---------   -----------    ---------   ---------     -----------
Mortgage loans:                                                       (Dollars in thousands)
   One- to four-family .................   $     105        35.0%         96.7%   $      85        28.3%           95.6%
   Multifamily .........................           5         1.7           1.0            5         1.7             1.2
   Commercial real estate ..............           4         1.3           0.4            4         1.3             0.5
   Land, construction and development ..           2         0.7           0.4            2         0.7             0.5
   Home equity .........................           3         1.0           1.3            4         1.3             1.8
Other loans ............................          --          --           0.2           --          --             0.4
Unallocated ............................         181        60.3            --          200        66.7              --
                                           ---------   ---------   -----------    ---------   ---------     -----------
   Total allowance for loan losses .....   $     300       100.0%        100.0%   $     300       100.0%          100.0%
                                           =========   =========   ===========    =========   =========     ===========

                                                                          At July 31,
                                           --------------------------------------------------------------------------
                                                         1995                                   1994
                                           -----------------------------------    -----------------------------------
                                                                    Percent of                             Percent of
                                                                     Loans in                               Loans in
                                                        Percent        Each                    Percent        Each
                                           Allowance      of        Category to   Allowance      of        Category to
                                             Amount    Allowance    Gross Loans     Amount    Allowance    Gross Loans
                                           ---------   ----------   ----------    ---------   ----------   ----------
Mortgage loans:                                                      (Dollars in thousands)
   One- to four-family .................   $      79         47.6%        94.9%   $      83        50.0%         94.6%
   Multifamily .........................           6          3.6          1.4            6         3.6           1.9
   Commercial real estate ..............           4          2.4          0.6            5         3.0           0.7
   Land, construction and development ..           2          1.2          0.2            1         0.6           0.2
   Home equity .........................           5          3.0          2.4            4         2.4           2.4
Other loans ............................          --           --          0.5           --          --           0.2
Unallocated ............................          70         42.2           --           67        40.4            --
                                           ---------   ----------   ----------    ---------   ---------    ----------
   Total allowance for loan losses .....   $     166        100.0%       100.0%   $     166       100.0%        100.0%
                                           =========   ==========   ==========    =========   =========    ==========

                                                       At July 31,
                                           ----------------------------------
                                                         1993
                                           ----------------------------------
                                                                   Percent of
                                                                    Loans in
                                                        Percent       Each
                                           Allowance      of       Category to
                                             Amount    Allowance   Gross Loans
                                           ---------   ---------   ----------
Mortgage loans:                                  (Dollars in thousands)
   One- to four-family .................   $     101        54.9%        92.5%
   Multifamily .........................           7         3.8          1.7
   Commercial real estate ..............           8         4.3          1.0
   Land, construction and development ..          18         9.8          1.9
   Home equity .........................           5         2.7          2.8
Other loans ............................          --          --          0.2
Unallocated ............................          45        24.5           --
                                           ---------   ---------   ----------
   Total allowance for loan losses .....   $     184       100.0%       100.0%
                                           =========   =========   ==========

INVESTMENT ACTIVITIES

         GENERAL. The investment policy of the Bank, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide and maintain adequate liquidity, maintain a balance of high quality, diversified investments, minimize risks to the Bank and complement the Bank's lending activities. The investment policy is implemented by the Chief Financial Officer and the President. The policy designates the Chief Financial Officer as the investment manager authorized to oversee the daily operations of the investment portfolio. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At June 30, 1997, the Bank's liquidity ratio for regulatory purposes was 44.01%.

         As required by Statement of Financial Accounting Standards ("SFAS") 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of earnings. At June 30, 1997, the Bank had no securities which were classified as trading. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after tax basis, as a separate component of retained earnings. At June 30, 1997, $61.4 million of mortgage-backed securities and investments in mutual funds were classified as available-for-sale. At June 30, 1997, mortgage-backed securities held-to-maturity totaled $47.4 million and had a fair value of $46.5 million. In 1995, the Financial Accounting Standards Board ("FASB") issued a special report allowing the transfer of securities from held-to-maturity to the available-for-sale classification during the period from November 15, 1995 to December 31, 1995, with no recognition of any related unrealized gain or loss in current earnings. On December 31, 1995, the Bank transferred mortgage-backed securities held-to-maturity with an amortized cost of approximately $56.4 million to the available-for-sale classification. The gross unrealized gain related to the transferred securities was approximately $609,000.

         MORTGAGE-BACKED SECURITIES. The Bank invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand.

         At June 30, 1997, all securities in the Bank's mortgage-backed securities portfolio were directly insured or guaranteed by FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"), thereby providing the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they are collected. The Bank's mortgage-backed securities portfolio had a weighted average yield of 6.63% at June 30, 1997.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank. In general, mortgage-backed securities issued or guaranteed by the Government National Mortgage Association ("GNMA"), FNMA and FHLMC and certain AAA rated mortgage-backed pass through securities are weighted at no more than 20% for risk based regulatory capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

         INVESTMENT SECURITIES. Federal savings associations have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federal savings association is otherwise authorized to make directly. The Bank, from time to time, has used investment securities to supplement loan volume and to provide short- and intermediate-term assets for asset/liability management purposes. From time to time, the Bank has invested in high quality investment securities with various terms to maturity. At June 30, 1997, the Company had $1.1 million investment in mutual funds.

         The following table sets forth activity in the Bank's mortgage-backed securities and investment portfolio for the periods indicated.

                                                  For the
                                               Eleven Months
                                                   Ended        For the Year Ended July 31,
                                                  June 30,      ----------------------------
                                                    1997            1996            1995
                                                ------------    ------------    ------------
                                                               (In thousands)
Held-to-maturity:
  Amortized cost at beginning of period .....   $     44,133    $    111,283    $    111,987
  Purchases/sales, net ......................         10,207              --          10,305
  Transfer (to) from available-for-sale .....             --         (56,447)             --
  Principal repayments ......................         (6,753)        (10,484)        (10,817)
  Premium and discount amortization, net ....           (211)           (219)           (192)
                                                ------------    ------------    ------------
  Amortized cost at end of period ...........   $     47,376    $     44,133    $    111,283
                                                ============    ============    ============

Available-for-sale:
  Amortized cost at beginning of period .....   $     59,898    $         --    $         --
  Purchases/sales, net ......................         10,172          10,081              --
  Transfer (to) from held-to-maturity .......             --          56,447              --
  Principal repayments ......................         (8,680)         (6,622)             --
  Premium and discount amortization, net ....            (14)             (8)             --
                                                ------------    ------------    ------------
  Amortized cost at end of period ...........   $     61,376    $     59,898    $         --
                                                ============    ============    ============
       Total mortgage-backed securities
            and investment portfolio ........   $    108,752    $    104,031    $    111,283
                                                ============    ============    ============


         The following table sets forth certain information regarding the amortized cost and fair value of the Bank's mortgage-backed securities and investments at the dates indicated.

                                                                                      At July 31,
                                                                      ---------------------------------------------
                                                At June 30, 1997              1996                    1995
                                              ---------------------   ---------------------   ---------------------
                                              Amortized     Fair      Amortized     Fair      Amortized     Fair
                                                 Cost       Value        Cost       Value        Cost       Value
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                      (In thousands)
Held-to-maturity:
  FNMA ....................................   $  44,136   $  43,283   $  39,135   $  37,195   $  78,831   $  77,117
  FHLMC ...................................       3,240       3,252       4,998       4,960      32,452      32,000
                                              ---------   ---------   ---------   ---------   ---------   ---------
     Total held-to-maturity ...............   $  47,376   $  46,535   $  44,133   $  42,155   $ 111,283   $ 109,117
                                              =========   =========   =========   =========   =========   =========

Available-for-sale:
  FNMA ....................................   $  41,173   $  41,152   $  37,454   $  36,596   $      --   $      --
  FHLMC ...................................      19,187      19,067      22,444      21,682          --          --
  Mutual funds ............................       1,016       1,087          --          --          --          --
                                              ---------   ---------   ---------   ---------   ---------   ---------
    Total available-for-sale ..............   $  61,376   $  61,306   $  59,898   $  58,278   $      --   $      --
                                              =========   =========   =========   =========   =========   =========
       Total mortgage-backed securities
            and investment portfolio ......   $ 108,752   $ 107,841   $ 104,031   $ 100,433   $ 111,283   $ 109,117
                                              =========   =========   =========   =========   =========   =========


The table below sets forth certain information regarding the amortized cost, fair value, weighted average yields and stated maturity of the Bank's mortgage-backed securities and investment portfolio at June 30, 1997. No effect has been given to prepayments or amortization of loans. There were no mortgage-backed securities (exclusive of obligations of the U.S. Government and any federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at June 30, 1997.

                                                   At June 30, 1997
                                            -------------------------------
                                                                   Weighted
                                            Amortized   Fair        Average
                                              Cost      Value       Coupon
                                            --------   --------     ------
                                                 (Dollars in thousands)
Held-to-maturity:
Due within 1 year .......................   $     --   $     --         --%
Due after 1 year but within 5 years .....     37,498     36,665       6.32
Due after 5 years but within 10 years ...      4,891      4,884       7.50
Due after 10 years ......................      4,987      4,986       7.50
                                            --------   --------     ------
     Total held-to-maturity .............   $ 47,376   $ 46,535       6.57%
                                            ========   ========     ======

Available-for-sale:
No stated maturity date .................   $  1,016   $  1,087        n/a%
Due within 1 year .......................        371        367       5.50
Due after 1 year but within 5 years .....     22,545     22,344       5.94
Due after 5 years but within 10 years ...     29,295     29,418       7.18
Due after 10 years ......................      8,149      8,090       7.00
                                            --------   --------     ------
     Total available-for-sale ...........   $ 61,376   $ 61,306       6.64%
                                            ========   ========     ======

Total:
No stated maturity date .................   $  1,016   $  1,087        n/a%
Due within 1 year .......................        371        367       5.50
Due after 1 year but within 5 years .....     60,043     59,009       6.18
Due after 5 years but within 10 years ...     34,186     34,302       7.23
Due after 10 years ......................     13,136     13,076       7.19
                                            --------   --------     ------
     Total mortgage-backed and
       investment portfolio .............   $108,752   $107,841       6.61%
                                            ========   ========     ======


         REAL ESTATE INVESTMENT. The investment in real estate held for sale and development originally consisted of 158 single family detached home sites and a 15-acre commercial parcel in a Planned Unit Development named the Trails of Olympia Fields. However, the Bank has nearly liquidated this investment through sales. At June 30, 1997, only one five-acre commercial parcel with a book value of $262,000 remained unsold. The Company acquired this parcel from the Bank in the second quarter of fiscal 1997.

         The Bank is currently the plaintiff in litigation brought against the Village of Olympia Field, its trustees, The Home Owners Association of the Trails of Olympia Fields and individual members of its Home Owners Association for actions by these defendants that impeded the orderly development of the Trails of Olympia Fields.

SOURCES OF FUNDS

         GENERAL. Savings deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to savings deposits, the Bank derives funds from loan and security repayments and prepayments, from advances from the FHLB of Chicago, from other borrowings, net revenues from operations and to a lesser extent from loan sales. Loan and mortgage-backed securities amortizations are a relatively stable source of funds, while savings inflows and outflows and loan and mortgage-backed securities prepayments are significantly influenced by general interest rates and money market conditions. Borrowings, primarily from the FHLB of Chicago, may be used on a short term basis to compensate for reductions in normal sources of funds at less than projected levels. They may also be used on a longer term basis to support expanded activities.

         SAVINGS DEPOSITS. The Bank offers several types of savings programs to attract short term and long term savings deposits, including passbook, various NOW accounts, money market deposit accounts and a variety of fixed-rate, money market certificates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank's savings deposits are obtained predominantly from the areas near its office locations. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain savings deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain savings deposits. At June 30, 1997, the Bank had approximately $123.0 million outstanding in savings deposits.

         The authority to pay competitive rates on insured savings deposits has allowed the Bank to be more aggressive in obtaining funds and has given it more flexibility to minimize net deposit outflows. However, competitive interest rates have also resulted in a more volatile cost of funds.

          The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates on each category of savings deposits presented. Management does not believe that the use of year end balances instead of average monthly balances would result in any material difference in information presented.

                                                                                             At July 31,
                                                                     ------------------------------------------------------------
                                             At June 30, 1997                     1996                           1995
                                      -----------------------------  -----------------------------  -----------------------------
                                                  Percent                       Percent                        Percent
                                                    of     Weighted                of     Weighted                of     Weighted
                                                  Total     Average              Total     Average              Total     Average
                                       Amount    Deposits    Rate     Amount    Deposits    Rate     Amount    Deposits    Rate
                                      --------   --------    ----    --------   --------    ----    --------   --------    ----
                                                                            (Dollars in thousands)
Noninterest-bearing NOW accounts ...  $  4,582      3.7%       --%   $  4,165      3.0%       --%   $  3,799      2.6%       --%
Interest-bearing NOW accounts ......     7,178      5.9      2.02       7,310      5.3      2.02       7,295      4.9      2.02
Money market demand accounts .......    12,281     10.0      3.12      13,035      9.5      3.12      14,717      9.9      3.16
Passbook accounts ..................    39,607     32.2      2.50      41,324     30.2      2.50      44,241     29.8      2.50
Certificates of deposit ............    59,333     48.2      5.34      71,343     52.0      5.48      78,298     52.8      5.52
                                      --------    -----      ----    --------    -----      ----    --------    -----      ----
     Totals ........................  $122,981    100.0%     3.81%   $137,177    100.0%     4.01%   $148,350    100.0%     4.07%
                                      ========    =====      ====    ========    =====      ====    ========    =====      ====



         The following table presents the savings deposit activity of the Bank for the periods indicated.

                                                           For the
                                                        Eleven Months
                                                            Ended      For the Year Ended July 31,
                                                           June 30,    ---------------------------
                                                             1997          1996         1995
                                                        -------------  -----------   -------------
                                                                      (In thousands)
Deposits ............................................   $     266,195    $ 266,028    $ 265,702
Withdrawals .........................................        (284,167)    (282,429)    (263,875)
                                                        -------------    ---------    ---------
Deposits in excess of (less than) withdrawals .......         (17,972)     (16,401)       1,827
Interest credited ...................................           3,776        5,228        4,693
                                                        -------------    ---------    ---------
    Total increase (decrease) in savings deposits ...   $     (14,196)   $ (11,173)   $   6,520
                                                        =============    =========    =========



         At June 30, 1997, the Bank had $5.5 million in certificate accounts with a balance of $100,000 or greater maturity follows:

                                                         Weighted
                                            Amount     Average Rate
                                        ------------   ------------
                                           (Dollars in thousands)
Maturity Period
Within three months .................   $        863           5.46%
After three but within six months ...          1,793           5.17
After six but within 12 months ......          1,849           5.30
After 12 months .....................          1,000           5.86
                                        ------------    -----------
   Total ............................   $      5,505           5.38%
                                        ============    ===========

         The following table sets forth the amount of certificates of deposit outstanding at the dates indicated and the remaining period to maturity of the certificates of deposit outstanding at June 30, 1997.

                          Period to Maturity at June 30, 1997                 Total at
                          ------------------------------------   ------------------------------------
                                                    More than                        July 31,
                           Less than    One to       Three to     June 30,    -----------------------
Interest Rate Range        One Year   Three Years   Five Years      1997         1996         1995
-------------------       ----------  -----------   ----------   ----------   ----------   ----------
                                                        (In thousands)
4.00% and below .......   $      257   $       --   $       --   $      257   $      968   $    2,439
4.01% to 5.00% ........        1,386          628           --        2,014       18,226       21,235
5.01% to 6.00% ........       42,052       11,642          928       54,622       34,515       28,081
6.01% to 7.00% ........        1,445          995           --        2,440       17,634       26,502
7.01% and above .......           --           --           --           --           --           41
                          ----------   ----------   ----------   ----------   ----------   ----------
     Total ............   $   45,140   $   13,265   $      928   $   59,333   $   71,343   $   78,298
                          ==========   ==========   ==========   ==========   ==========   ==========


         BORROWINGS. Although savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank has in the past relied upon advances from the FHLB of Chicago and, to a lesser extent, reverse repurchase agreements, to supplement its supply of funds and to meet deposit withdrawal requirements. The Bank may obtain advances from the FHLB of Chicago on the security of the capital stock of the FHLB of Chicago it owns and certain of its home mortgage loans and/or mortgage-backed and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Chicago prescribes acceptable uses to which the advances pursuant to each program may be used as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Bank's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time been used to meet the Bank's liquidity needs. At June 30, 1997, the Bank had $49.6 million in FHLB of Chicago borrowings and the capability to borrow additional funds upon complying with the FHLB of Chicago's collateral requirements.

         The Bank at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were no securities sold under agreements to repurchase outstanding at or during the eleven months ended June 30, 1997 and the years ended July 31, 1996 and 1995.

         The following table sets forth certain information regarding borrowings at the dates and for the periods indicated:

                                                                 At or for the
                                                                 Eleven Months      At or for the year ended
                                                                      ended                  July 31,
                                                                     June 30,       -------------------------
                                                                      1997            1996            1995
                                                                 --------------     ---------       ---------
                                                                              (Dollars in thousands)
FHLB of Chicago advances:
Maximum amount outstanding at any month-end during the period ....   $49,600          $43,000       $35,300
Average balance outstanding ......................................    43,849           37,800        33,685
Balance outstanding at end of period .............................    49,600           39,900        32,300
Weighted average interest rate during the period .................      6.22%            6.68%         6.74%
Weighted average interest rate at end of period ..................      6.41%            6.75%         6.83%


SUBSIDIARY ACTIVITIES

         As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in service corporation subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner city and community development. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly. The Bank currently does not have any subsidiary operations.

PERSONNEL

         At June 30, 1997, the Bank employed 52 full time and 14 part time employees. At June 30, 1997, 44% of the Bank's employees had been with the Bank for more than ten years. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. The Bank seeks to compensate its personnel at a level competitive with its savings institution peers in order to retain highly qualified employees.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The following is a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For federal income tax purposes, after the Conversion, the Company and the Bank may file consolidated income tax returns. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

         TAX BAD DEBT RESERVES. The 1996 Tax Act, which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 (the "Code") relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Tax Act on the Bank is discussed below. Prior to the enactment of the 1996 Tax Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, was permitted to be computed using an amount based on a six-year moving average of the Bank's charge-offs for actual losses (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying loan reserve. The Bank's deduction with respect to nonqualifying loans was required to be computed under the Experience Method. Each year the Bank reviewed the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserves.

         THE 1996 TAX ACT. Under the 1996 Tax Act, the PTI Method was repealed for thrifts and the Bank, as a "small bank" (one with assets having an adjusted basis of $500 million or less), will be required to use only the Experience Method of computing additions to its bad debt reserves for the tax year beginning August 1, 1996. In addition, the Bank will be required to recapture (i.e., take into income) over a six year period beginning with the Bank's taxable year which began August 1, 1996 the excess of the balance of its bad debt reserves for losses on nonqualifying and qualifying loans (other than the supplement reserves) as of July 31, 1996 over the greater of (a) the balance of such reserves as of July 31, 1988 or (b) an amount that would have been the balance of such reserves as of July 31, 1996 had the Bank always computed the additions to its reserves using the Experience Method. The Bank's post-July 31, 1988 nonqualifying and qualifying bad debt reserves at July 31, 1996 was approximately $499,000 which will require the

Bank to report an additional tax liability of approximately $194,000. As of June 30, 1997, this liability had already been provided for and will not have an adverse impact on the Bank's financial condition or results of operations.

         DISTRIBUTIONS. Under the 1996 Tax Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of July 31, 1988) and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. The balance of the Bank's tax bad debt reserve as of July 31, 1988 was $3,685,478. The balance of the Bank's supplemental reserve for losses was $2,463,159. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

         The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

         CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT.

         ELIMINATION OF DIVIDENDS; DIVIDENDS RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from domestic corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company and the Bank own more than 20% of the stock of a corporation paying a dividend.

STATE AND LOCAL TAXATION

         The Bank may file a combined Illinois income tax return with the Company. For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.3% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois Taxable Income of the Bank. As of July 31, 1996, the Bank has approximately $11.1 million of Illinois' net loss deduction carryforward that can be utilized to reduce Illinois taxable income.

         As an Illinois holding company, the Company will pay an annual franchise tax to the State of Illinois.

         The Company may file a separate Illinois income tax return or it may file a combined Illinois income tax return with the Bank. The Company will be taxed at an effective rate equal to 7.3% of Illinois taxable income as defined above.

                                   REGULATION

GENERAL

         The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and the Bank is a member of the FHLB of Chicago. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a savings association holding company, is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

         The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and the operations of both.

         The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS.

         BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended (the "HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property;
(c) a limit of 20% of an association's assets on the aggregate amount of commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on nonconforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

         LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At June 30, 1997, the Bank's regulatory limit on loans to one borrower was $3.7 million. At June 30, 1997, the Bank's largest aggregate amount of loans to one borrower was $297,000, and the second largest borrower had an aggregate balance of $294,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

         QTL TEST. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, education loans, and credit card loans. At June 30, 1997, the Bank maintained 99% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

         A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any Federal Home Loan Bank and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date that a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended (the "BHC Act"). If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from a Federal Home Loan Bank. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

         CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets and a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirements, to hold additional capital to account for its "above normal" interest rate risk. Pending resolution of related regulatory issues, the OTS has deferred enforcement of this regulation. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3 month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. An institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

         At June 30, 1997, the Bank met each of its capital requirements.

         The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 1997.

                                                    Bank Capital               Bank
                                 Bank               Requirements              Excess
                         --------------------   --------------------   --------------------
                          Amount     Percent     Amount     Percent     Amount     Percent
                         --------   ---------   --------   ---------   --------   ---------

Tangible capital .....   $ 24,834      12.13%   $  3,070       1.50%   $ 21,764      10.63%
Core capital .........     24,834      12.13       6,141       3.00      18,693       9.13
Risk-based capital ...     25,134      34.03       5,908       8.00      19,226      26.03



         A reconciliation between the Bank's regulatory capital and GAAP capital at June 30, 1997 is presented below.

                                                   Tangible        Core      Risk-based
                                                    Capital       Capital      Capital
                                                   ----------   ----------   ----------
                                                             (In Thousands)
GAAP capital ...................................   $   24,737   $   24,737   $   24,737
Unrealized loss on mortgage-backed securites
   available-for-sale, net of tax ..............           97           97           97
Allowance for loan loss ........................           --           --          300
                                                   ----------   ----------   ----------
Regulatory capital .............................   $   24,834   $   24,834   $   25,134
                                                   ==========   ==========   ==========


         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash out merger and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above.

         LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 1997, was 42.9%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During July 1997, the Bank paid the semiannual assessment of $29,312.

         BRANCHING. Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that either satisfies the "QTL" test for a qualified thrift lender or qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See "QTL" Test. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

         COMMUNITY REINVESTMENT. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

         In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the system will focus on three tests:
(a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

         The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

         ENFORCEMENT. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution affiliated parties," including any controlling stockholder or any stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

         STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

         REAL ESTATE LENDING STANDARDS. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings association that has a total risk based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk based capital of less than 6.0% or a Tier 1 risk based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements.

         The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

         If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depositary association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

         When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of FDICIA.

         INSURANCE OF DEPOSIT ACCOUNTS. The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the BIF, which primarily insures the deposits of banks and state chartered savings banks.

         Pursuant to FDICIA, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized,
(b) adequately capitalized or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "1996 Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. The 1996 Act authorized the FDIC to impose a special one-time assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF-assessable deposits as of March 31, 1995. For the Bank, the special assessment was $936,000. The impact on operations, net of related tax effects, reduced reported earnings by $617,000 for the eleven months ended June 30, 1997.

         The 1996 Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS.

         In addition, the 1996 Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for the FICO bonds are 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits.

         The 1996 Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress. The Secretary of the Treasury has recommended that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting such non-financial activity, the Secretary of the Treasury recommended retention of the thrift charter. The Secretary of the Treasury also recommended the merger of the BIF and the SAIF irrespective of whether the thrift charter is eliminated. Other proposed legislation has been introduced in Congress that would require thrift institutions to convert to bank charters.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Chicago, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Chicago. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Chicago at June 30, 1997, of $2.5 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Chicago capital stock in amounts equal to $138,000, $148,000, and $143,000 during the eleven months ended June 30, 1997, and the fiscal years ended July 31, 1996 and 1995, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

         FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $49.3 million. The amount of aggregate transaction accounts in excess of $49.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.4 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

REGULATION OF SAVINGS ASSOCIATION HOLDING COMPANIES

         The Company, is a non-diversified unitary savings bank holding company within the meaning of the HOLA, as amended. As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings institution.

         The HOLA prohibits a savings association holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         As a unitary savings bank holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Company would become a multiple savings association holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings association holding company and its noninsured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings association holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (a) in a supervisory transaction or
(b) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings association) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings associations to be acquired by out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquiror by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings associations.

         Transactions between the Bank and the Company and its other subsidiaries are subject to various conditions and limitations. The Bank is required to give 30-days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company.

FEDERAL SECURITIES LAW

         The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM  2.      PROPERTIES

         The Bank conducts its business through its corporate office and two branch locations, as set forth in the following table.

                                                          Date        Lease        Net Book
                                           Leased      Leased or    Expiration     Value at
                                          or Owned      Acquired       Date      June 30, 1997
                                         ----------    ----------   ----------   -------------
                                                                                 (In thousands)
Main Office:
     Old McHenry Road
       Long Grove, Illinois 60047 ....     Owned         1980          --         $  3,654

Branches:
     1601 North Milwaukee Avenue
       Chicago, Illinois 60647 .......     Owned         1941          --              492

     8301 West Lawrence
       Norridge, Illinois 60656 ......      (1)          1976        4/2006(2)          28

-------------
(1) Land leased, building owned by the Bank.
(2) The Bank has two five-year renewal options.


ITEM  3. LEGAL PROCEEDINGS

         In the ordinary course of its operations, the Bank is a party to routine litigation involving claims incidental to the savings bank business. Management believes that no current litigation, threatened or pending, to which the Bank or its assets is or may become a party poses a substantial likelihood of potential loss or exposure which would have a material adverse effect on the financial position of the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of shareholders was held on June 24, 1997. The approval and adoption of the Big Foot Financial Corp. 1997 Stock Option Plan (the "Stock Option Plan") was the purpose of the meeting. Shares that were eligible to vote and present at the meeting in person or by proxy amounted to 1,781,969 shares; the Stock Option Plan was approved, with 1,624,603 shares eligible to vote voting in favor of the Stock Option Plan; 96,428 shares eligible to vote were voted against the Stock Option Plan, and 17,832 shares eligible to vote abstained. There were 43,106 broker held non-voted shares.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Big Foot Financial Corporation's common stock is traded over the counter and is listed on the Nasdaq National Market System of the Nasdaq Stock Market under the symbol "BFFC." At June 30, 1997, there were 2,512,750 shares of Big Foot Financial Corp. common stock issued and outstanding and there were approximately 522 holders of record. The price range of the common stock from the date the common stock began trading on December 20, 1996 was as follows:

     QUARTER ENDED                             HIGH        LOW      DIVIDENDS

     January 31, 1997                          14.25      12.313      N/A
     April 30, 1997                            15.00      13.25       N/A
     Two-month Period ended June 30, 1997      16.125     14.625      N/A

         The stock price The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. High, low, and closing prices and daily trading volume are reported in most major newspapers.

         The Company The Company has not paid a cash dividend since its incorporation. The Board of Directors may consider the payment of cash dividends, dependent on the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices, and other factors. The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Fairfield Savings Bank, F.S.B. which are subject to regulations and the Bank's continued compliance with all regulatory capital requirements. See Note 15 of the Notes to the Consolidated Financial Statements for information regarding limitations of the Bank's ability to pay dividends to the Company.

ITEM 6.

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)


                                                            At or for the             At or for the fiscal year ended
                                                            Eleven Months  ---------------------------------------------------------
                                                                ended                                     July 31
                                                               June 30,    ---------------------------------------------------------
                                                                 1997        1996 (1)       1995 (1)       1994 (1)       1993 (1)
                                                            -------------  -----------    -----------    -----------    ------------

SELECTED FINANCIAL CONDITION DATA:
  Total assets ............................................ $   214,896    $   194,624    $   200,251    $   195,207    $   186,997
  Loans receivable (net) ..................................      93,624         79,144         70,984         68,426         80,346
  Allowance for loan losses ...............................         300            300            166            166            184
  Mortgage-backed securities ..............................     107,595        102,411        111,283        111,987         47,524
  Savings deposits ........................................     122,981        137,177        148,350        141,830        131,504
  Borrowed funds ..........................................      49,600         39,900         32,300         34,300         36,600
  Stockholders' equity ....................................      36,977         13,579         14,423         13,441         11,851

SELECTED OPERATING DATA:
  Net interest income before provision
          for loan losses .................................       5,346          4,704          5,341          6,129          6,541
  Net income ..............................................         220            226            982          2,110          2,013
  Net income excluding
          special SAIF assessment, net of tax .............         837            n/a            n/a            n/a            n/a

SELECTED FINANCIAL RATIOS:
  Bank Capital ratios:
          Tangible ........................................       12.13%          7.35%          7.05%          6.50%          6.34%
          Core ............................................       12.13           7.35           7.05           6.50           6.34
          Risk-based ......................................       34.03          21.59          21.28          19.63          16.38
  Return on average assets ................................        0.11           0.11           0.51           1.09           1.08
  Return on average assets
          excluding special SAIF assessment, net of tax ...        0.41            n/a            n/a            n/a            n/a
  Return on average stockholders' equity ..................        0.82           1.58           6.98          16.93          19.61
  Return on average stockholders' equity
          excluding special SAIF assessment, net of tax ...        3.13            n/a            n/a            n/a            n/a
  Consolidated equity to assets at end of period ..........       17.21           6.98           7.20           6.89           6.34
  Noninterest expense to average assets ...................        2.59           2.36           2.45           2.63           2.51
  Noninterest expense to average assets
          excluding special SAIF assessment, net of tax ...        2.13            n/a            n/a            n/a            n/a
  Nonperforming assets as a percent of
          total assets ....................................        0.09           0.06           0.18           0.26           0.49
  Allowance for loan losses as a percent of
          total loans .....................................        0.32           0.38           0.23           0.24           0.23

PER SHARE DATA:
  Primary earnings per share .............................. $      0.27            n/a            n/a            n/a            n/a
  Book value ..............................................       14.72            n/a            n/a            n/a            n/a

STOCK QUOTES:
  High .................................................... $    16.125            n/a            n/a            n/a            n/a
  Low .....................................................      12.313            n/a            n/a            n/a            n/a
  At June 30, 1997 ........................................      16.125            n/a            n/a            n/a            n/a

--------------------------------------------------------------
  (1) Fairfield Savings Bank, F.S.B. only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       Big Foot Financial Corp., (the "Company"), an Illinois corporation, is the holding company for Fairfield Savings Bank, F.S.B. (the "Bank"), a federally chartered stock savings bank. On December 19, 1996, the Bank completed its conversion (the "Conversion") from a federally chartered mutual savings bank to a federally chartered stock savings bank, and all of the capital stock of the Bank was acquired by the Company. The Company issued and sold 2,512,750 shares of its common stock, $.01 par value per share, at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). Net proceeds from the Offering amounted to approximately $22.0 million. At June 30, 1997, there were 2,512,750 shares outstanding. The Company's sole business activity consists of the ownership of the Bank. The Company also invests in long and short-term investment grade marketable securities and other liquid investments. The financial data presented in this Annual Report represents the activity of Bank for the period prior to the Conversion and the consolidated activity of Big Foot Financial Corp. and subsidiary thereafter.

       The business of the Bank is that of a financial intermediary engaged primarily in attracting savings deposits from the general public and using such deposits to originate one- to four-family residential mortgage loans and, to a lesser extent, multifamily residential loans, commercial real estate loans, land, construction and development loans and consumer loans primarily in its market area. The Bank maintains an investment portfolio consisting primarily of mortgage-backed securities. The operations of the Bank are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financings may be offered.

       The Bank's earnings are primarily dependent on its net interest income, which is determined by the difference (the "spread") between the yields earned on its interest earning assets, such as loans and investments, and the rates paid on its interest bearing liabilities, primarily savings deposits and borrowings. Results of operations are also dependent upon the level of the Bank's noninterest income, including fee income and service charges, and by noninterest expenses, principally its general and administrative expenses.

MANAGEMENT STRATEGY

         Home Lending and Asset Quality. The Bank's strategy has been to maintain its focus as a traditional consumer oriented financial intermediary serving the markets in which its offices are located.

         The Bank has emphasized, and intends to continue to emphasize, the origination of one-to four-family residential mortgage loans in its lending area, which is defined generally as Cook, Du

Page and Lake Counties in Illinois. At June 30, 1997, one- to four-family family residential mortgage loans totaled $91.1 million or approximately 97% of gross loans, of which $85.1 million or about 90% of gross loans are at fixed rates of interest. Approximately 3% of gross loans consisted of multifamily mortgage loans, land, construction and development loans, home equity and other loans. For the 1997 fiscal year, the Bank originated $23.1 million of mortgage loans. The Bank also invests in mortgage-backed securities. The Bank's holdings of mortgage-backed securities totaled $107.6 million at June 30, 1997, representing over 50% of total assets.

         The Bank pays particular attention to both the value estimates applied to the collateral securing loans as well as to the creditworthiness of its prospective borrowers and employs rigorous underwriting standards to minimize risk of loss. As a result of this strategy, historically the Bank has had minimal loss experience in its lending operations. The Bank's ratio of non-performing loans to total loans at year end ranged from 0.15% to 1.13% for the last five fiscal year ends and was 0.21% at June 30, 1997. Non-performing assets to total assets ranged from 0.06% to 0.49% for the last five fiscal year ends and was at 0.09% at June 30, 1997. The Bank's ratio of allowance for loan losses to non-performing loans ranged from 20.18% to 254.24% for the last five fiscal year ends and was 150.75% at June 30, 1997.

         SAVINGS DEPOSITS AND BORROWED MONEY. The Bank's savings deposits are derived principally from its primary market area. The Bank's strategy has been to maintain a high level of stable savings deposits by providing quality service to its customers without significantly increasing its cost of funds. The Bank's low-cost deposit base, consisting of passbook accounts, noninterest bearing demand accounts, NOW accounts and money market demand accounts, totaled $63.6 million or 51.8% of total savings deposits and had a weighted average effective rate of 2.38% at June 30, 1997. For the past three years, these accounts have consistently accounted for more than 47% of total savings deposits and had a weighted average effective rate of not more than 2.45% throughout this period. At June 30, 1997, money market demand accounts totaled $12.3 million or 10.0% of total savings deposits and had a weighted average effective rate of 3.12%. The Bank has consistently maintained an overall cost of funds lower than the National Median Cost of Funds Rate as determined by the OTS. At June 30, 1997, the Bank's cost of savings deposits was 3.81% and its cost of funds (including FHLB borrowings) was 4.56%, or 34 basis points below the National Median Cost of Funds Rate. The Bank has not and does not intend to use brokered deposits as a source of funds.

         MANAGEMENT OF INTEREST RATE RISK. The Bank's business strategy also seeks to reduce the Bank's vulnerability to increases in interest rates. Pursuant to this strategy, the Bank, (i) emphasizes the origination of mortgage loans with terms of 15-years, instead of 30-year terms, (ii) seeks to attract and maintain passbook accounts, which are considered by management to be more resistant to increases in interest rates and (iii) purchases mortgage-backed securities primarily with maturities of five and seven years.

Asset/Liability Management

        The principal objectives of the Bank's interest rate risk management activities are to: (i) evaluate the interest rate risk included in certain balance sheet accounts; (ii) determine the level of risk appropriate given the Bank's business focus, operating environment, capital and liquidity requirements and performance objectives; and (iii) manage this risk consistent with Board approved guidelines. Through such management, the Bank seeks to reduce vulnerability to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The change in levels of interest rates is an uncertainty that could have an impact on the earnings of the Bank. The Bank's Chief Financial Officer is charged with the responsibility of developing and implementing an interest rate risk management and reporting system. This system measures the Bank's exposure to interest rate risk and provides reports quarterly to management and the Board of Directors to ensure compliance with the limits and controls of the policy.

        To the extent consistent with its interest rate spread objectives and market conditions, the Bank attempts to manage its interest rate risk and has taken several steps in this regard. First, a majority of the Bank's mortgage-backed and related securities acquisitions since 1993 have been securities having a balloon maturity of five or seven years. At June 30, 1997, the Company had $107.6 million in mortgage-backed securities, approximately $94.5 million of which mature in ten years or less. The Bank's portfolio of securities available-for-sale is marked-to-market monthly and is carried on the books of the Bank at fair value. Any sale of such securities may result in a gain or loss to the Bank to the extent the market value at the time of sale exceeds or is less than the amortized cost.

        Second, a significant portion of the Bank's deposits are passbook accounts, which are considered by management to be somewhat more resistant to interest rate changes than most other types of accounts. At June 30, 1997, the Bank had $39.6 million in passbook accounts. Finally, although the Bank makes minimal adjustable rate loans due to competitive factors, the Bank's fixed rate lending program emphasizes loans with terms of 15 years or less. At June 30, 1997, the Bank had $35.5 million or 37.6% of total loans with remaining terms of 15 years or less.

        Despite the efforts taken by the Bank to seek to reduce its level of interest rate risk, and the Bank's intent to continue to seek to reduce its exposure to interest rate risk, the Bank has remained vulnerable to increases in interest rates. There can be no assurance that the Bank will not experience changes in net income and net interest income during periods of increasing or decreasing interest rates.

        Net Portfolio Value ("NPV") analysis provides a quantification of interest rate risk. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an immediate and sustained 200 basis point change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. The Bank's change in present value of its assets in a sustained 200 basis point change in interest rate is projected to be approximately 2.82%. Most thrift institutions with greater than "normal" interest rate exposure must take a deduction from their total capital available to meet their risk based capital requirement. The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to the 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets. However, savings institutions with less than $300 million in assets and risk-based capital ratios in excess of 12%, will be exempt from this requirement unless the OTS determines otherwise. At present, the Bank meets both conditions to be exempt from this additional capital requirement. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.


Presented below, as of June 30, 1997, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 400 basis points in 100 point increments. The NPV is prepared for the Bank by the OTS as of the end of each calendar quarter. The regulatory focus of Asset and Liability Management allows institutions to perform an in-house estimate of risk as the basis for measuring risk-based capital. The Bank has demonstrated through its past pricing action that passbook accounts function as relatively fixed rate deposits, and as such, the passbook accounts are not rate sensitive deposits. Based upon the Bank's historical experience of its passbook accounts, the Bank calculates the Core Deposit Intangible value for those accounts. This calculation is substituted for the OTS calculation and then a new set of ratios is computed. The Bank's asset and liability structure results in a decrease in NPV in a rising interest rate scenario and an increase in NPV in a declining interest rate scenario. During periods of rising interest rates, the value of monetary assets declines more rapidly than the value of monetary liabilities rises. Conversely, during periods of falling interest rates, the value of monetary assets rises more rapidly than the value of monetary liabilities declines. However, the amount of change in value of specific assets and liabilities due to changes in interest rates is not the same in a rising rate environment as in a falling interest rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward interest rate movement).

                                                                                NPV as % of Economic
                         Change in                  Net Portfolio Value          Value of Assets
                       Interest Rates         -----------------------------    -----------------------
                       In Basis Points                     $          %                         %
                       (Rate Shocks)          Amount     Change     Change      NPV Ratio     Change
                       ------------           ------    ---------  --------    -----------  ----------
                                                        (Dollars in thousands)
                           400               20,119     (14,834)     -42% .        10.20%     -6.09%
                           300               23,904     (11,049)     -32% .        11.86%     -4.44%
                           200               27,768      (7,185)     -21% .        13.47%     -2.82%
                           100               31,556      (3,397)     -10% .        14.99%     -1.30%
                         Static (1)          34,953                                16.29%
                          (100)              37,053       2,100        6%          17.05%      0.76%
                          (200)              36,217       1,264        4%          16.67%      0.38%
                          (300)              35,824         871        2%          16.46%      0.17%
                          (400)              34,144        (809)      -2%          15.75%     -0.54%
                       ------------          ------    ---------  --------    -----------  ----------

----------------------------
(1) Based on the economic value of the Bank's assets assuming no change in interest rates


As noted above, the market value of the Bank's net assets would be anticipated to decline significantly in the event of certain designated increases in interest rates. For instance, in the event of a 200 basis point increase in interest rates, NPV is anticipated to fall by $7.2 million or 21%. On the other hand, a decrease in interest rates is anticipated to cause an increase in NPV. The level of interest rate risk in the NPV table set forth above at June 30, 1997 is within the Bank's current guidelines for acceptable interest rate risk.

         Certain assumptions utilized by the OTS in assessing the interest rate risk of thrift institutions were employed in preparing the previous table. These assumptions related to interest rates, loan prepayment rates and the market value of certain assets under the various interest rate scenarios. However, the Bank uses its internal assumptions for passbook decay rate based on the Bank's historical experience. It was also assumed that delinquency rates did not change as a result of changes in interest rates although there can be no assurance that this will be the case. In the event that interest rates do not change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the NPV significantly different than indicated above.

Certain shortcomings are inherent in the methods of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates both in the near term and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of borrowers to make scheduled payments on their adjustable rate loans may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing table.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

        The following tables set forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets and liabilities, respectively, for the periods presented. The eleven month results for 1997 fiscal year have been annualized to calculate the Average Yield/Cost. Average balances are derived from month end balances. Management does not believe that the use of month end balances instead of daily balances has caused any material difference in the information presented. The yields and costs include fees, which are considered adjustments to yields.

                                                                              For the Eleven Months ended
                                                      At June 30, 1997               June 30, 1997
                                                    --------------------    ------------------------------
                                                                Weighted                           Average
                                                    Potential    Average    Average                 Yield/
                                                     Balance     Rate(1)    Balance    Interest    Cost(6)
                                                    ---------   --------    --------   --------   --------
ASSET:                                                                 (Dollars in thousands)
Interest-earning assets:
        Mortgage-backed securities ...............   $107,595       6.63%   $105,347   $  6,048       6.26%
        Loans receivable (2) .....................     93,924       7.66      83,707      5,954       7.76
        Investment securities (3) ................      1,087       4.31         430         17       4.31
        Interest-earning deposits ................      1,701       6.29       4,131        310       8.19
        Stock in FHLB-Chicago ....................      2,480       6.75       2,215        138       6.80
                                                     --------   --------    --------   --------   --------
           Total interest-earning assets .........    206,787       7.08%    195,830     12,467       6.94%
                                                     --------   --------    --------   --------   --------

        Allowance for loan losses ................       (300)                  (300)
        Noninterest-earning assets ...............      8,409                  9,108
                                                     --------               --------
           Total assets ..........................   $214,896               $204,638
                                                     ========               ========

LIABILITIES & EQUITY:
Interest-bearing liabilities:
        NOW accounts .............................   $  7,178       2.02%   $  7,080   $    132       2.03%
        Money market demand accounts .............     12,281       3.12      12,840        366       3.11
        Passbook/statement savings accounts ......     39,607       2.50      40,257        923       2.50
        Certificates of deposit ..................     59,333       5.34      64,184      3,158       5.37
        Borrowed money ...........................     49,600       6.41      44,000      2,542       6.30
                                                     --------   --------    --------   --------   --------
           Total interest-bearing liabilities ....    167,999       4.68%    168,361      7,121       4.61%
                                                     --------   --------    --------   --------   --------

        Noninterest-bearing NOW accounts .........      4,582                  4,470
        Other noninterest-bearing liabilities ....      5,338                  5,092
                                                     --------               --------
           Total liabilities .....................    177,919                177,923
                                                     --------               --------

        Equity ...................................     36,977                 26,715
                                                     --------               --------
           Total liabilities and equity ..........   $214,896               $204,638
                                                     ========               ========

        Net interest income ......................                                     $  5,346
                                                                                       ========
        Interest rate spread (4) .................                  2.40%                             2.33%
                                                                ========                          ========
        Net interest earning assets ..............   $ 38,788               $ 27,469
                                                     ========               ========
        Net interest margin (5)...................                                                    2.98%
                                                                                                  ========
        Ratio of interest-earning assets
           to interest-bearing liabilities........     123.09%                116.32%
                                                     ========               ========

        (NOTES ON FOLLOWING PAGE)

                                                                           For the Year Ended July 31,
                                                    ------------------------------------------------------------------
                                                                   1996                              1995
                                                    -------------------------------   --------------------------------
                                                                           Average                            Average
                                                     Average                Yield/      Average                Yield/
                                                     Balance    Interest     Cost       Balance    Interest    Cost
                                                    ---------   --------   --------    --------   --------   --------
ASSET:                                                                 (Dollars in thousands)
Interest-earning assets:
        Mortgage-backed securities ...............   $110,734   $  6,844       6.18%   $107,009   $  6,494       6.07%
        Loans receivable (2) .....................     75,264      6,027       8.01      69,280      5,663       8.17
        Investment securities (3) ................       --         --         --           769         78      10.14
        Interest-earning deposits ................      2,601        136       5.23       5,309        296       5.58
        Stock in FHLB-Chicago ....................      2,157        147       6.82       2,241        143       6.38
                                                     --------   --------   --------    --------   --------   --------
           Total interest-earning assets .........    190,756     13,154       6.90%    184,608     12,674       6.87%
                                                     --------   --------   --------    --------   --------   --------

        Allowance for loan losses ................       (187)                             (166)
        Noninterest-earning assets ...............      9,064                             9,760
                                                     --------                          --------
           Total assets ..........................   $199,633                          $194,202
                                                     ========                          ========

LIABILITIES & EQUITY:
Interest-bearing liabilities:
        NOW accounts .............................   $  7,263   $    146       2.01%   $  7,681   $    155       2.02%
        Money market demand accounts .............     14,031        437       3.11      15,858        467       2.94
        Passbook/statement savings accounts ......     42,094      1,054       2.50      45,213      1,130       2.50
        Certificates of deposit ..................     75,064      4,287       5.71      68,858      3,312       4.81
        Borrowed money ...........................     37,800      2,526       6.68      33,685      2,269       6.74
                                                     --------   --------   --------    --------   --------   --------
           Total interest-bearing liabilities ....    176,252      8,450       4.79%    171,295      7,333       4.28%
                                                     --------   --------   --------    --------   --------   --------

        Noninterest-bearing NOW accounts .........      4,115                             3,820
        Other noninterest-bearing liabilities ....      4,942                             5,012
                                                     --------                          --------
           Total liabilities .....................    185,309                           180,127
                                                     --------                          --------

        Equity ...................................     14,324                            14,075
                                                     --------                          --------
           Total liabilities and equity ..........   $199,633                          $194,202
                                                     ========                          ========

        Net interest income ......................              $  4,704                          $  5,341
                                                                ========                          ========
        Interest rate spread (4) .................                             2.11%                             2.59%
                                                                           ========                          ========
        Net interest earning assets ..............   $ 14,504                          $ 13,313
                                                     ========                          ========
        Net interest margin (5) ..................                             2.47%                             2.89%
                                                                           ========                          ========
        Ratio of interest-earning assets
             to interest-bearing liabilities .....     108.23%                           107.77%
                                                     ========                          ========


        (1)     The weighted average rate represents the coupon associated with each asset and liability, weighted by the principal  balance associated with each asset and liability.
        (2)     In computing the average balance of loans receivable, non-accrual loans have been included.
        (3)     Includes investment in mutual funds.
        (4)     Average interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
        (5)     Net interest margin represents net interest income as a percentage of average interest-earning assets.
        (6)     Eleven month results have been annualized to calculate the Average Yield/Cost.

RATE/VOLUME ANALYSIS

        Net interest income can also be analyzed in terms of the impact changing interest rates have on interest-earning assets and interest-bearing liabilities, and the change in the volume or amount of these assets and liabilities. In general, increases in the volume or amount of interest-bearing liabilities, as well as increases in the interest rates paid on interest-bearing liabilities, and decreases in the volume or amount of interest-earning assets, as well as decreases in the yields earned on interest-earning assets, have the effect of reducing the Bank's net interest income. Conversely, increases in the volume or amount of the Bank's interest-earning assets, as well as increases in the yields earned on interest-earning assets, and decreases in the volume or amount of interest-bearing liabilities, as well as decreases in the rates paid on interest-bearing liabilities, have the effect of increasing the Bank's net interest income. The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (changes in volume multiplied by old rate), changes in rates (changes in rates multiplied by old volume) and changes in rate volume (changes in rates multiplied by changes in volume). Changes attributable to the combined impact of rate volume have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                  Eleven Months Ended                        Year Ended
                                                                     June 30, 1997                         July 31, 1996
                                                                      Compared to                           Compared to
                                                                       Year Ended                           Year Ended
                                                                      July 31, 1996                        July 31, 1995
                                                         ------------------------------------   -----------------------------------
                                                                Increase/                              Increase/
                                                               (Decrease)                             (Decrease)
                                                                 Due to                                 Due to
                                                         ----------------------    ----------   -----------------------   ---------
                                                           Volume       Rate          Net        Volume         Rate          Net
                                                         ----------   ---------    ----------   ---------    ----------   ---------
        Interest-earning assets:
                Mortgage-backed securities ...........   $  (1,086)   $     290    $    (796)   $     230    $     120    $     350
                Loans receivbable ....................        (101)          28          (73)         471         (107)         364
                Investment securities (1) ............          17            0           17          (39)         (39)         (78)
                Interest-earning deposits ............          89           85          174         (142)         (18)        (160)
                Stock in FHLB of Chicago .............          (9)           0           (9)          (4)           8            4
                                                         ----------   ---------    ----------   ---------    ----------   ---------
                    Total ............................   $  (1,090)   $     403    $    (687)   $     516    $     (36)   $     480
                                                         ==========   =========    ==========   =========    ==========   =========

        Interest-bearing liabilities:
                NOW accounts .........................   $     (19)   $       5    $     (14)   $      (8)   $      (1)   $      (9)
                Money market demand accounts .........         (71)           0          (71)         (60)          30          (30)
                Passbook/statement savings accounts ..        (131)           0         (131)         (76)           0          (76)
                Certificates of deposit ..............        (800)        (329)      (1,129)         317          658          975
                Borrowed money .......................          25           (9)          16          277          (20)         257
                                                         ----------   ---------    ----------   ---------    ----------   ---------
                    Total ............................   $    (996)   $    (333)   $  (1,329)   $     450    $     667    $   1,117
                                                         ----------   ---------    ----------   ---------    ----------   ---------

                Net change in net interest
                      income .........................   $     (94)   $     736    $     642    $      66    $    (703)   $    (637)
                                                         ==========   =========    ==========   =========    ==========   =========

        (1) Includes investment in mutual funds.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND JULY 31, 1996

      The financial data presented in this Annual Report represents the activity of the Bank for the period prior to the Conversion and the consolidated activity of Big Foot Financial Corp. and subsidiary thereafter.

      Total assets increased $20.3 million to $214.9 million at June 30, 1997, from $194.6 million at July 31, 1996. The asset growth was funded through increased borrowings and the net proceeds of the Conversion. Asset growth was concentrated in loans, which increased $14.5 million to $93.6 million at June 30, 1997, from $79.1 million at July 31, 1996. Loan originations totaled $23.3 million for the eleven months ended June 30, 1997, compared to $19.9 million for the year ended July 31, 1996, representing an increase of $3.4 million. The increase was due primarily to an increase in the origination of one- to four-family residential mortgage loans reflecting increased loan demand experienced by the Bank. Total mortgage-backed securities ("MBS") increased $5.2 million to $107.6 million at June 30, 1997, compared to $102.4 million at July 31, 1996. This increase is primarily due to the purchases of MBS in an amount that exceeded principal repayments and amortizations received during the year as well as the reduction of the loss in the market value adjustment for the available-for-sale portfolio during the year. There was no Real Estate Owned ("REO") at June 30, 1997 and July 31, 1996.

      The allowance for loan losses at June 30, 1997 and July 31, 1996 was $300,000. At June 30, 1997 and July 31, 1996, the ratio of the allowance for loan losses to non-performing loans was 150.8% and 254.2%, respectively. Non-performing loans increased to a balance of $199,000 at June 30, 1997, causing this ratio to decline. This increase was due to one single-family loan.

      Savings deposits decreased $14.2 million to $123.0 million at June 30, 1997 from $137.2 million at July 31, 1996, due primarily to a non-renewal in certificates of deposit with original maturities of 19 months. The Bank had attracted these funds by offering above-market rates of interest in prior fiscal years. Upon maturity, the Bank sought to retain these funds by offering market rates of interest, and, while a portion of such funds were retained, the Bank experienced an overall decrease in such funds. All 19 month certificates of deposit have matured and have either been retained by the Bank or withdrawn. In addition, the reduction in savings deposits was also attributable to the withdrawal of $5.1 million to purchase stock in the Conversion.

      Stockholders' equity was $37.0 million at June 30, 1997 and $13.6 million at July 31, 1996. The increase was due to the infusion of the $22.0 million in net proceeds from the initial public offering completed December 19, 1996, a decrease in the net unrealized loss on the available-for-sale portfolio of $1.0 million, and an increase of $220,000 in retained earnings.

COMPARISON OF OPERATING RESULTS FOR THE ELEVEN MONTH FISCAL YEAR ENDED JUNE 30, 1997 AND THE TWELVE MONTH FISCAL YEAR ENDED JULY 31, 1996

      GENERAL. During fiscal year 1997, the Bank changed its fiscal year to coincide with the calendar quarters. The Company's and the Bank's fiscal year ended June 30, 1997. Therefore, the Consolidated Statement of Earnings data are for an eleven month period for the 1997 fiscal year ("1997 fiscal year") and a twelve month period for the 1996 fiscal year ("1996 fiscal year").

      All rates and yields for the 1997 fiscal year have been annualized to provide for a more meaningful comparison.

      Net income for the eleven months ended June 30, 1997 was $220,000 compared to $226,000 for the fiscal year ended July 31, 1996. To address and resolve the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 ( the "1996 Act") became law on September 30, 1996. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-insured deposits in an amount necessary to recapitalize the SAIF. The Bank incurred an expense for the special SAIF assessment of $936,000. The impact (after tax) reduced net earnings by $617,000 for the fiscal year ended June 30, 1997.

      Net income for the fiscal year of 1997, excluding the non-recurring SAIF assessment, would have been $837,000. The increase in net income was due to both an increase in net interest income after provision for loan losses of $780,000, as well as reductions in noninterest expense (excluding the SAIF assessment) of $348,000 for the 1997 fiscal year, as compared to the 1996 fiscal year.

      INTEREST INCOME. Interest income totaled $12.5 million for the eleven months ended June 30, 1997, compared to $13.2 million for the fiscal year ended July 31, 1996. This change reflects both a $5.1 million increase in total average interest-earning assets and an increase of 4 basis points in the average yield on such assets for the 1997 fiscal year over the 1996 fiscal year. Interest income on loans receivable was $6.0 million for the 1997 fiscal year, reflecting a $8.4 million increase in the average balance of loans and the effect of a 25 basis point decrease in the average yield to 7.76%. Interest income on all mortgage-backed securities decreased $796,000 to $6.0 million for the 1997 fiscal year from $6.8 million for the 1996 fiscal year. The decrease is due primarily to a $5.4 million decrease in the average balance to $105.3 million, resulting from amortizations and prepayments exceeding purchases of such securities during 1997. This was partially offset by an 8 basis point increase in the average yield to 6.26%.

      INTEREST EXPENSE. Interest expense was $7.1 million for the eleven months ended June 30, 1997, compared to $8.4 million for the fiscal year ended July 31, 1996. This change reflects both a decrease in average interest-bearing savings deposits of $14.1 million during the 1997 fiscal year and a decrease of 20 basis points in the average rate paid for deposits. Certificates of Deposit that matured during the 1997 fiscal year were generally renewed at a lower interest rate. Similarly, although average balances on borrowings increased for the year, new advances were obtained at a rate lower than those on maturing advances causing a 38 basis point decrease in the average rate paid on borrowings.

      NET INTEREST INCOME. Net interest income before provision for loan losses for the 1997 fiscal year was $5.3 million, as compared to $4.7 million for the 1996 fiscal year. The average yield on interest-earning assets increased from 6.90% for the 1996 fiscal year to 6.94% for the 1997 fiscal year, and the Bank's average rate paid on interest-bearing liabilities decreased from 4.79% for the 1996 fiscal year to 4.61% for the 1997 fiscal year. These changes in yields earned and rates paid resulted in the average interest rate spread increasing by 22 basis points to 2.33% and the net interest margin increasing by 51 basis points to 2.98% for the 1997 fiscal year, as compared to 2.11% and 2.47%, respectively, for the 1996 fiscal year.

      PROVISION FOR LOAN LOSSES. The provision for loan losses was $0 and $138,000 for the 1997 fiscal year and the 1996 fiscal year, respectively. At June 30, 1997, the allowance for loan losses as a percentage of non-performing loans and total loans, was 150.75% and 0.32%, respectively, as compared to 254.2% and 0.38%, respectively, at July 31, 1996. The percentage of non-performing loans to total loans increased to 0.21% at June 30, 1997, from 0.15% at July 31, 1996. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary.

      NONINTEREST INCOME. Noninterest income for the eleven months ended June 30, 1997 was $282,000 compared to $485,000 for the fiscal year ended July 31, 1996. This change was primarily due to non-recurring settlements of litigation of $184,000 in fiscal 1996 as compared to $21,000 in 1997, and a $24,000 decrease in service charges and servicing fees in fiscal 1997.

      NONINTEREST EXPENSE. Noninterest expense was $5.3 million for 1997 fiscal year compared to $4.7 million for the fiscal year ended July 31, 1996. The Bank's ratio of noninterest expense to average assets was 2.59% in the 1997 fiscal year (2.13% excluding the special SAIF assessment) compared to 2.36% in the 1996 fiscal year. Compensation and benefits expense totaled $2.3 million for the of 1997 fiscal year compared to $2.2 million for the 1996 fiscal year. Compensation expenses increased due to increased staffing levels, general salary increases, and increases in benefit expenses associated with the new ESOP. The Bank was assessed and paid to the FDIC a one-time special SAIF assessment of $936,000. After this special assessment in September 1996, regular deposit insurance premiums were reduced in subsequent periods so that the net increase in deposit insurance premiums for 1997 was $760,000. Professional services expenses decreased $98,000, from $359,000 for the 1996 fiscal year to $261,000 for the 1997 fiscal year. Professional services expense reduction reflects lower legal fees relating to litigation and regulatory matters. Other noninterest expense increased $95,000 to $708,000 for the 1997 fiscal year compared to $613,000 for the 1996 fiscal year. Other expenses increased primarily due to a fraud loss of $50,000 suffered by the Bank. The majority of the remaining increases in other expenses was due to insurance premium increases and loan origination expenses.

      INCOME TAX EXPENSE. Income tax expense decreased $5,000 to $112,000 for 1997 fiscal year from $117,000 for the fiscal year ended July 31, 1996. This decrease was due to a decrease of $11,000 in pretax income.

COMPARISON OF FINANCIAL CONDITION AT JULY 31, 1996 AND 1995

      Total assets decreased $5.7 million to $194.6 million at July 31, 1996 from $200.3 million at July 31, 1995. Total liabilities also declined $4.8 million to $181.0 million at July 31, 1996 from $185.8 million at July 31, 1995. Mortgage-backed securities (including both held-to-maturity and available-for-sale) decreased $8.9 million to $102.4 million at July 31, 1996 from $111.3 million at July 31, 1995. This decrease is due primarily to the amount of amortization and repayments during the 1996 fiscal year exceeding purchases in the first quarter of the year and the reinvestment of such proceeds in one- to four-family mortgage loans meeting the Bank's underwriting criteria. Loans receivable increased $8.1 to $79.1 million at July 31, 1996 from $71.0 million at July 31, 1995 due to increased loan demand and the origination of new loans for the Bank's portfolio exceeding loan repayments. Interest earning deposits were $2.0 million and $7.0 million at July 31, 1996 and 1995, respectively, a decrease of $5.0 million. The Bank reduced its level of interest earning deposits primarily to fund the outflow of savings deposits experienced during the fiscal year. Prepaid expenses and other assets increased more than $80,000 to $389,000 at July 31, 1996. This increase is due primarily to a $133,000 increase in deferred conversion expenses.

      Total savings deposits decreased $11.1 million to $137.2 million at July 31, 1996 from $148.3 million at July 31, 1995. This decrease was due primarily to a non-renewal of certificates of deposit that matured in fiscal year 1996. The Bank had attracted these funds by offering above-market rates of interest in prior fiscal years. Upon maturity, the Bank sought to retain these funds by offering market rates of interest, and, while a portion of such funds were retained, the Bank experienced a $7.0 million overall decrease in such funds. In addition, management believes that the reduction in deposits also resulted, in part, from disintermediation-the flow of funds away from savings institutions into direct investments, such as corporate securities, mutual funds and other investment vehicles. These direct investments, because of the absence of federal deposit insurance premiums and reserve requirements, among other reasons, may pay higher rates of return than savings institutions. FHLB of Chicago advances increased $7.6 million to $39.9 million at July 31, 1996 from $32.3 million at July 31, 1995 due primarily to management's decision to increase the Bank's level of short-term borrowings to fund mortgage loan originations and offset the net outflow of savings deposits. Total retained earnings decreased $800,000 to $13.6 million at July 31, 1996 from $14.4 million at July 31, 1995. Net income for the period of $226,000 was more than offset by a $1.1 million write down adjustment to fair value of securities available for sale.

COMPARISON OF OPERATING RESULTS FOR FISCAL YEARS ENDED JULY 31, 1996 AND 1995

      GENERAL. Net income for the fiscal year ended July 31, 1996 was $226,000 compared to $982,000 for the fiscal year ended July 31, 1995. The $756,000, or 77.0%, decrease was primarily attributable to a one-time gain of $557,000 on the sale of real estate held for development in 1995, with no comparable gain recorded in 1996. Net income in 1996 was also lower due to a $637,000 decrease in net interest income before provision for loan losses, which was partially offset by a $321,000 decrease in income tax expense.

      INTEREST INCOME. Interest income totaled $13.2 million for the fiscal year ended July 31, 1996, compared to $12.7 million for the fiscal year ended July 31, 1995. This increase reflects a $6.1 million in total average interest-earning assets in the 1996 fiscal year compared to the 1995 fiscal year, while the average yield on such assets increased 3 basis points from 6.87% to 6.90% over the same period. Interest income on loans receivable increased $364,000 to $6.0 million for the 1996 fiscal year. Higher loan demand increased the Bank's average balance of loans by $6.0 million. Generally, yields earned on new mortgage loan originations were lower than rates earned on loan repayments, which caused a 16 basis point decrease in the average yield on loans to 8.01% from 8.17%. Interest income on mortgage-backed securities increased $350,000 to $6.8 million for the 1996 fiscal year from $6.5 million for the 1995 fiscal year. The increase is due primarily to a $3.7 million increase in the average balance of mortgage-backed securities to $110.7 million from $107.0 million and an 11 basis point increase in the average yield to 6.18% from 6.07%. The average balance of mortgage-backed securities increased in 1996 due to purchases of such securities in the first quarter of 1996. Interest income on interest-earning deposits decreased $160,000 to $136,000 for the 1996 fiscal year, due to a $2.7 million decrease in average balance and a 35 basis point decrease in average yield from 5.58% to 5.23%. These funds are generally deposited in overnight money, which earn interest at the Federal Reserve Bank's Federal Fund rate, which rate decreased by 25 basis points in fiscal year 1996.

      INTEREST EXPENSE. Interest expense increased $1.1 million to $8.4 million for the fiscal year ended July 31, 1996, compared to $7.3 million for the fiscal year ended July 31, 1995. This increase reflects both an increase in average interest-bearing liabilities of $5.0 million during the 1996 fiscal year and an increase in the average rate paid on such liabilities of 51 basis points over the same period. The increase in average interest-bearing liabilities is primarily attributable to an increase in the average balance of certificates of deposit to $75.1 million for the 1996 fiscal year from $68.9 million for the 1995 fiscal year. The average balance of certificates of deposit increased due to the inflow of funds which resulted from an above-market interest rate promotion in mid-1995 with such funds remaining on deposit during 1996. The average cost of certificates of deposit increased 90 basis points due to the higher cost of the above market interest rate certificates of deposit originated in the prior fiscal year. The net effect was an increase of 60 basis points in the average rate paid on savings deposits. Interest expense on borrowed money increased $257,000 as the average balance of borrowings from the FHLB of Chicago increased $4.1 million to $37.8 million for the fiscal year ended July 31, 1996 from $33.7 million for the fiscal year ended July 31, 1995, and the average cost of such borrowings decreased to 6.68% from 6.74%.

      NET INTEREST INCOME. Net interest income before provision for loan losses decreased $637,000 to $4.7 million for the fiscal year ended July 31, 1996, from $5.3 million for the fiscal year ended July 31, 1995. Interest income increased $479,000 to $13.2 million for the fiscal year ended July 31, 1996 from $12.7 million for the fiscal year ended July 31, 1995 due to an increase of $6.1 million, from $184.6 million to $190.8 million, in the average balance of interest-earning assets. Interest expense increased $1.1 million to $8.4 million for the fiscal year ended July 31, 1996 from $7.3 million for the fiscal year ended July 31, 1995. This increase was the result of an increase in the average balance of interest-bearing liabilities of $5.0 million, from $171.3 million to $176.3 million, as well as an increase in the average cost of funds of 51 basis points from 4.28% to 4.79%.

      PROVISION FOR LOAN LOSSES. For the fiscal year ended July 31, 1996, $138,000 was allocated to the provision for loan losses. For the fiscal year ended July 31, 1995, the provision was $0.

The 1996 provision increased the allowance for loan losses from $166,000 at July 31, 1995 to $300,000 at July 31, 1996. At July 31, 1996, the ratios of the allowance for loan losses to non-performing loans and to total loans were 254.24% and 0.38%, respectively, which were well below the Bank's peer group average. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary.

      NONINTEREST INCOME. Noninterest income for the fiscal year ended July 31, 1996 decreased $361,000 to $485,000 from $846,000 for the fiscal year ended July 31, 1995. For the fiscal year ended July 31, 1995, the Bank had gains on the sale of real estate held for sale and development in the amount of $557,000. These gains relate to a subdivision called Trails of Olympia Fields. The final residential lots were sold in fiscal year 1995 in addition to a portion of the adjoining "Commercial property." There were no sales of these properties in fiscal year 1996. Noninterest income was also affected by an increase in other noninterest income of $77,000 for the 1996 fiscal year compared to the 1995 fiscal year. Litigation settlements increased from $51,671 for the fiscal year ended July 31, 1995 to $184,415 for the fiscal year ended July 31, 1996 due to the settlement of two claims in connection with the development of the Trails of Olympia Fields.

      NONINTEREST EXPENSE. Noninterest expense decreased $58,000 to $4.7 million for the fiscal year ended July 31, 1996 from $4.8 million for the fiscal year ended July 31, 1995. The Bank's ratio of noninterest expenses to average assets decreased to 2.36% in the 1996 fiscal year from 2.45% in the 1995 fiscal year. Compensation related expenses decreased $229,000. The Senior Management Officer Bonus program ("SMO") long term award was terminated in 1996, and no annual award was made in 1996, which resulted in a $144,000 decline in compensation expense in fiscal year 1996. Real estate held for sale and development expenses were $140,000 and $237,000 in the fiscal year 1996 and 1995, respectively, or a decline of $97,000. Occupancy expenses increased $82,000 or 8.6% during the fiscal year ended July 31, 1996 due primarily to an increase in utility and depreciation expenses. Professional services expenses increased $162,000 or 82.2% during the fiscal year ended July 31, 1996 as a result of increased legal fees incurred in connection with claims against a municipality and certain parties involved in the development of the Trails of Olympia Fields.

      INCOME TAX EXPENSE. Income tax expense decreased $321,000 or 73.3%, to $117,000 for the fiscal year ended July 31, 1996 from $438,000 for the fiscal year ended July 31, 1995. This decrease was due to the decrease of $1.1 million or 75.9% in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

      The term "liquidity" as used by a savings bank refers to the ability of the institution to produce sufficient cash to meet withdrawals, fund loan commitments and pay operating expenses. Cash needed to fund these requirements is generated by savings deposits, loan repayments, securities sales, FHLB advances, and other sources of income.

      The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and securities and borrowings from the FHLB of Chicago. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds. Cash flows from operating activities amounted to $2.1million, $165,000, and $908,000 for the 1997, 1996 and 1995 fiscal years respectively.

      The Bank is required to maintain an average daily balance of liquid assets and short term liquid assets as a percentage of net withdrawable deposit accounts plus short term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short term liquidity ratios are currently 5.0% and 1.0%, respectively. At June 30, 1997, July 31, 1996 and 1995, the Bank's liquidity ratios were 42.9%, 42.4%, and 27.1%, respectively, and its short term liquidity ratios were 2.2%, 2.7%, and 10.8%, respectively. The levels of the Bank's short term assets are dependent on the Bank's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

      The primary investing activities of the Bank are the origination of mortgage and other loans and the purchase of mortgage-backed and other securities. During the eleven months ended June 30, 1997, and the fiscal years ended July 31, 1996 and 1995, the Bank's disbursements for loan originations totaled $23.3 million, $19.9 million, and $12.4 million, respectively. These activities were funded primarily by principal repayments on loans and securities and FHLB advances. Net cash flows used in investing activities amounted to $20.1 million, $510,000, and $1.6 million for the fiscal years ended June 30, 1997, July 31, 1996 and 1995, respectively.

      For the 1997 and 1996 fiscal years, the Bank experienced net decreases in deposits (including the effect of interest credited) of $14.2 million and $11.2 million, respectively. The decrease in deposits in 1997 and 1996 was due primarily to a decrease in certificates of deposit that matured in the respective fiscal years. The Bank attracted these funds by offering above-market rates of interest in prior fiscal years. Upon maturity, the Bank sought to retain these funds by offering market rates of interest, and while a portion of such funds were retained, the Bank experienced a decrease in such funds. In addition, management believes that the reduction in deposits resulted, in part, from disintermediation-the flow of funds away from savings institutions into direct investments, such as corporate securities, mutual funds and other investment vehicles, which direct investments, because of the absence of federal deposit insurance premiums and reserve requirements, among other reasons, may pay higher rates of return than savings institutions. In fiscal year 1997, there was an in flow of $22.0 million from the net proceeds from the sale of the Company's stock in the Conversion.

      Net cash flows provided by financing activities amounted to $17.3 million for the 1997 fiscal year and $4.5 million for the fiscal year ended July 31, 1995. Net cash flows used in financing activities amounted to $4.1 million for the year ended July 31, 1996.

      The Bank's most liquid assets are cash and cash equivalents, which consist of short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing savings deposits. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 1997 and July 31, 1996, cash and cash equivalents totaled $3.9 million and $4.6 million, respectively.

      The Bank has other sources of liquidity if a need for additional funds arises, including the ability to obtain FHLB advances. At June 30, 1997, the Bank had outstanding $49.6 million in FHLB advances. The Bank utilizes borrowings primarily to offset outflows in deposits at times when the Bank does not believe that it can replace such funds with lower costing deposit products. In addition, the Bank has at times used a portion of the borrowed funds to fund the purchase of mortgage-backed securities at a time when the spread between the rate paid on the borrowed funds and the yield earned on such securities was favorable.

      At June 30, 1997, the Bank had outstanding mortgage loan origination commitments of $3.1 million and unused lines of consumer credit of $496,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in less than one year from June 30, 1997 totaled $45.1 million. Based upon the Bank's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 1997, the Bank exceeded all of its regulatory capital requirements with tangible capital of $24.8 million, or 12.13% of total adjusted assets, which is above the required level of $3.1 million or 1.5%; core capital of $24.8 million, or 12.13% of total adjusted assets, which is above the required level of $6.1 million or 3.0%; and total risk based capital of $25.1 million, or 34.0% of risk-weighted assets, which is above the required level of $5.9 million, or 8%.

IMPACT OF INFLATION AND CHANGING PRICES

      The Bank's Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

      In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (Statement 123). This statement establishes financial accounting standards for stock-based employee compensation plans. Statement 123 permits the Company to choose either the new fair value based method, or the current accounting prescribed by Accounting Principles Board (APB) Opinion 25, using the intrinsic value based method of accounting for its stock-based compensation arrangements. Statement 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in APB Opinion 25. Statement 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. Statement 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock (e.g., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights). Statement 123 also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors. The disclosure provisions of Statement 123 are effective for fiscal years beginning after December 15, 1995, however, disclosure of the pro forma net earnings and earnings per share, as if the fair value method of accounting for stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 31, 1994. The Company accounts for its stock-based compensation arrangements as prescribed in APB Opinion 25.

      In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125), which supersedes FASB Statements No. 76, "Extinguishments of Debt", and No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." This statement amends FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and amends and extends to all servicing assets and liabilities, the accounting standards for mortgage servicing rights now set forth in Statement 65, and supersedes Statement 122. Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Statement 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounting for a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.

      Statement 125 further requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values on the date of the transfer. Statement 125 also requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. Statement 125 requires that a liability be derecognized if and only if either (i) the debtor pays the creditor and is relieved of its obligation for the liability or
(ii) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

      Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after January 1, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management of the Company does not expect the impact of Statement 125 to have a material impact on the Company's financial statements.

      In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (Statement 127). This statement delays until 1998 the effective date of certain of the provisions of Statement 125 that deal with securities lending, repurchase and dollar repurchase agreements, and for the recording of collateral. The other provisions of Statement 125 are effective for transfers occurring on or after July 1, 1997.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

      Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

      Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact on the Company's consolidated financial statements.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (Statement 129). Statement 129 provides required disclosures for the capital structure of both public and nonpublic companies and is effective for financial statements for periods ending after December 15, 1997. The required disclosures had been included in a number of separate statements and opinions. As such, the issuance of Statement 129 is not expected to require significant revision of prior disclosures.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and the presentation of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The OTS requires all regulated thrift institutions to calculate the estimated change in the institution's net portfolio value ("NPV") assuming instantaneous, parallel shifts in the Treasury yield curve of 100 to 400 basis points either up or down in 100 basis point increments. The NPV is defined as the present value of expected cash flows from existing assets less the present value of expected cash flows from existing liabilities plus the present value of net expected cash inflows from existing off-balance sheet contracts.

         The OTS provides all institutions that file a schedule entitled the Consolidated Maturity & Rate schedule ("CMR") as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economic value of each type of asset, liability, and off-balance sheet contract under the assumption that the Treasury yield curve shifts instantaneous and parallel up and down 100 to 400 basis points in 100 basis point increments. The OTS allows thrifts under $500 million in total assets to use the results of their interest rate sensitivity model, which is based on information provided by the institution, to estimate the sensitivity of NPV.

         The OTS model utilizes an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The OTS model uses various price indications and prepayment assumptions to estimate sensitivity of mortgage loans. At June 30, 1997, the price indications for adjustable rate mortgage loans ranged from approximately 87 to 106 of the underlying mortgage balances. The price indications for fixed rate mortgage loans securities varied from 71 to 118 of the underlying mortgage balances. Prepayment rates for mortgage loans ranged from 6 to 37 CPR as of June 30, 1997.

         In the OTS model the value of deposit accounts appears on the asset and liability side of the NPV analysis. In estimating the value of certificates of deposit accounts, the liability portion of the CD is represented by the implied value when comparing the difference between the CD face rate and available wholesale CD rates. On the asset side of the NPV calculation, the value of the "customer relationship" due to the rollover of retail CD deposits represents an intangible asset in the NPV calculation.

         Other deposit accounts such as NOW accounts, money market demand accounts, passbook accounts, and non-interest-bearing accounts also are included on the asset and liability side of the NPV calculation in the OTS model. These accounts are valued at 100% of the respective account balances on the liability side. On the asset side of the analysis, the value of the "customer relationship" of the various types of deposit accounts is reflected as a deposit intangible.

         The NPV sensitivity of borrowed funds is estimated by the OTS model based on a discounted cash flow approach. The cash flows are assumed to consist of monthly or semi-annual interest payments with principal paid at maturity (dependent upon the type of borrowing). These cash flows are discounted based upon London Interbank Offered Rates ("LIBOR").

         The OTS model is based on only the Bank level balance sheet. Various asset and liability categories were adjusted to reflect the consolidated NPV of the Company. These adjustments were not material to the outcome of the simulation analysis of NPV. The table under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management" in Item 7 of the Report on Form 10-K sets forth the Company's interest rate sensitivity of NPV as of June 30, 1997 and is incorporated in this
Item 7A by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

TABLE OF CONTENTS

--------------------------------------------------------------------------------
                                                                         PAGE(S)

Independent Auditors' Report .............................................   1

Consolidated Financial Statements:

     Consolidated Balance Sheets..........................................   2

     Consolidated Statements of Earnings..................................   3

     Consolidated Statements of Stockholders' Equity......................   4

     Consolidated Statements of Cash Flows................................   5


Notes to Consolidated Financial Statements................................ 6-27

                          INDEPENDENT AUDITORS' REPORT

     The Board of Directors
     Big Foot Financial Corp.
         and Subsidiary
     Long Grove, Illinois:

     We have audited the accompanying consolidated balance sheets of Big Foot Financial Corp. and subsidiary (the Company) as of June 30, 1997 and July 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the eleven-month period ended June 30, 1997 and for each of the years in the two-year period ended July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big Foot Financial Corp. and subsidiary as of June 30, 1997 and July 31, 1996, and the results of their operations and their cash flows for the eleven-month period ended June 30, 1997 and for each of the years in the two-year period ended July 31, 1996, in conformity with generally accepted accounting principles.



     /s/ KPMG Peat Marwick LLP
     Chicago, Illinois
     July 25, 1997

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 1997 and July 31, 1996

----------------------------------------------------------------------------------------------------------------------------

                                                                                             June 30,          July 31,
                                        Assets                                                 1997              1996
----------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                 $       2,191,000         2,568,612
Interest-earning deposits                                                                       1,701,132         2,040,308
Mortgage-backed securities held-to-maturity, at amortized cost  (note 2)                       47,376,322        44,133,079
Mortgage-backed securities available-for-sale, at fair value (note 2)                          60,219,205        58,277,886
Investment in mutual funds, at fair value (note 2)                                              1,087,287           -
Loans receivable, net (note 3)                                                                 93,623,836        79,143,572
Accrued interest receivable (note 4)                                                            1,050,578           963,823
Investment in real estate held for sale and development                                           262,259           262,259
Stock in Federal Home Loan Bank of Chicago, at cost                                             2,480,000         2,045,000
Office properties and equipment, net (note 5)                                                   4,736,664         4,801,007
Prepaid expenses and other assets                                                                 167,766           388,891
----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                            $     214,896,049       194,624,437
----------------------------------------------------------------------------------------------------------------------------

                         Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------------------

Savings deposits (note 6)                                                                     122,980,817       137,176,770
Borrowed money (note 7)                                                                        49,600,000        39,900,000
Advance payments by borrowers for taxes and insurance                                           1,609,838         1,800,216
Accrued interest payable and other liabilities                                                  3,728,241         2,167,964
----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                             177,918,896       181,044,950
----------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, $.01 par value, 2,000,000 shares
       authorized; none issued and outstanding                                                    -                 -
    Common stock, $.01 par value, 8,000,000 shares
       authorized; 2,512,750 issued and outstanding
       at June 30, 1997                                                                            25,128           -
    Additional paid-in capital                                                                 24,038,934           -
    Retained earnings - substantially restricted                                               14,868,464        14,648,789
    Common stock acquired by ESOP                                                             (1,909,690)           -
    Unrealized loss on securities available-for-sale,
       net of tax                                                                                (45,683)       (1,069,302)
----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                     36,977,153        13,579,487
----------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                              $     214,896,049       194,624,437
----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings

Eleven months ended June 30, 1997 and 1996 (unaudited) and years ended July 31,
1996 and 1995

-------------------------------------------------------------------------------------------------------------------------

                                                                     Eleven months ended              Year ended
                                                                          June 30,                      July 31,

                                                                  --------------------------   --------------------------
                                                                     1997          1996           1996          1995
-------------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)

Interest income:
   Mortgage-backed securities held-to-maturity                  $   2,447,395     2,546,127      2,755,626     6,493,643
   Mortgage-backed securities available-for-sale                    3,600,566     3,769,364      4,088,066         -
   Investment in mutual funds and repurchase
      agreements                                                       16,737         -              -            78,691
   Loans receivable                                                 5,954,201     5,508,051      6,026,328     5,663,087
   Interest-earning deposits                                          309,755       124,738        136,222       296,037
   Federal Home Loan Bank of Chicago stock                            138,067       136,225        147,302       142,609
-------------------------------------------------------------------------------------------------------------------------

Total interest income                                              12,466,721    12,084,505     13,153,544    12,674,067
-------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits (note 6)                                        4,578,779     5,453,299      5,924,074     5,063,988
   Borrowed money                                                   2,541,792     2,301,905      2,525,598     2,268,816
-------------------------------------------------------------------------------------------------------------------------

Total interest expense                                              7,120,571     7,755,204      8,449,672     7,332,804
-------------------------------------------------------------------------------------------------------------------------

Net interest income before provision for loan losses                5,346,150     4,329,301      4,703,872     5,341,263

Provision for loan losses (note 3)                                      -           137,558        137,558         -
-------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                 5,346,150     4,191,743      4,566,314     5,341,263
-------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Gain on sale of investment securities available-for-sale               314         -              -             -
   Gain on sale of real estate owned                                    -            35,448         35,448         -
   Gain on sale of real estate held for sale and development            -             -              -           556,880
   Service fees                                                       188,400       194,025        212,109       225,733
   Litigation settlements (note 14)                                    21,145       184,415        184,415        51,671
   Other                                                               71,750        50,576         53,000        11,449
-------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                              281,609       464,464        484,972       845,733
-------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and benefits                                        2,277,996     2,066,092      2,226,288     2,455,579
   Office occupancy                                                   894,735       940,801      1,032,676       951,018
   Federal deposit insurance premiums                               1,097,211       309,538        337,220       325,463
   Real estate held for development                                    56,826       132,439        139,847       237,148
   Professional services                                              260,731       346,172        359,217       197,151
   Other                                                              708,185       574,569        613,042       600,082
-------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                           5,295,684     4,369,611      4,708,290     4,766,441
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                            332,075       286,596        342,996     1,420,555

Income tax expense (note 8)                                           112,400        98,300        117,000       438,400
-------------------------------------------------------------------------------------------------------------------------

Net income                                                      $     219,675       188,296        225,996       982,155
-------------------------------------------------------------------------------------------------------------------------

Earnings per share:
   Primary                                                      $    0.27           N/A            N/A           N/A
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Eleven months ended June 30, 1997 and years ended July 31, 1996 and 1995

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Unrealized
                                                                                       Common            loss
                                                        Additional                     stock         on securities
                                  Preferred   Common     paid-in      Retaining       acquired     available-for-sale
                                    stock     stock      capital      earnings         by ESOP         net of tax        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1994        $     -         -            -         13,440,638          -              -              13,440,638

Net income for the year
   ended July 31, 1995                -         -            -            982,155          -              -                 982,155
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1995              -         -            -         14,422,793          -              -              14,422,793

Net income for the year
   ended July 31, 1996                -         -            -            225,996          -              -                 225,996

Change in unrealized loss on
   securities available-for-sale      -         -            -              -              -        (1,069,302)         (1,069,302)
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1996              -         -            -         14,648,789          -        (1,069,302)          13,579,487

Net income for the eleven
   months ended June 30, 1997         -         -              -          219,675          -              -                 219,675

Net proceeds of common
   stock issued                       -        25,128   23,977,372          -        (2,010,200)          -              21,992,300

Cost of ESOP shares released          -         -            -              -            100,510          -                 100,510

Market adjustment for
   committed ESOP shares              -         -           61,562          -              -              -                  61,562

Change in unrealized loss on
   securities available-for-sale      -         -            -              -              -          1,023,619           1,023,619
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997        $     -        25,128   24,038,934     14,868,464    (1,909,690)       (45,683)          36,977,153
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Eleven months ended June 30, 1997 and 1996 (unaudited) and years ended July 31, 1996 and 1995
------------------------------------------------------------------------------------------------------------------------------------

                                                                      Eleven months ended

                                                                           June 30,                     Year ended July 31,

                                                                 -------------------------------- ----------------------------------
                                                                    1997             1996             1996               1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)

Cash flows from operating activities:
   Net income                                                   $     219,675            188,296          225,996            982,155
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                  351,159            376,815          404,019            407,599
       Provision (benefit) for deferred income taxes                 (18,660)           (65,595)         (65,595)             90,263
       Market adjustment for committed ESOP shares                     61,562              -                -                  -
       Cost of ESOP shares released                                   100,510              -                -                  -
       Gain on sale of real estate held for sale and development        -                  -                -              (556,880)
       Gain on sale of investment securities available-for-sale           314              -                -                  -
       Gain on sale of real estate owned                                -               (35,448)         (35,448)              -
       Net amortization of deferred loan fees                        (61,027)            (1,626)          (1,705)          (116,429)
       Net amortization of discounts and premiums                     225,263            201,356          228,490            195,038
       Provision for loan losses                                        -                137,558          137,558              -
       (Increase) decrease in prepaid expenses and other assets       221,125           (89,469)         (80,134)            411,417
       (Increase) decrease in accrued interest receivable            (87,069)           (35,921)         (20,697)             90,339
       Increase (decrease) in accrued interest payable and other

       liabilities                                                  1,051,730            113,612        (627,759)          (595,430)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                           2,064,582            789,578          164,725            908,072
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Net increase in loans receivable, net                         (14,419,237)        (7,816,151)      (8,296,671)        (2,866,170)
   Purchases of mortgage-backed securities held-to-maturity      (10,207,310)              -                -           (10,305,299)
   Purchases of mortgage-backed securities available-for-sale    (10,174,580)       (10,081,249)     (10,081,249)              -
   Purchases of investment in mutual funds                        (1,016,437)              -                -                  -
   Principal repayments on mortgage-backed securities
     held-to-maturity                                               6,752,845          9,597,079       10,482,665         10,817,987
   Principal repayments on mortgage-backed securities
     available-for-sale                                             8,680,594          6,283,355        7,174,307              -
   Proceeds from sale of mortgage-backed securities
     available-for-sale                                             1,018,602              -                -                  -
   Proceeds from sale of real estate owned                              -                203,250          203,250              -
   Purchase of stock in Federal Home Loan Bank of Chicago           (435,000)          (100,000)        (100,000)           (34,300)
   Proceeds from sale of stock in Federal Home Loan Bank of
     Chicago                                                            -                319,300          319,300              -
   Proceeds from sale of investment in real estate held for sale
     and development                                                    -                  -                -              1,213,570
   Purchase of office properties and equipment, net                 (286,816)          (211,844)        (211,844)          (467,537)
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                            (20,087,339)        (1,806,260)        (510,242)        (1,641,749)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

   Net increase (decrease) in savings deposits                   (14,195,953)       (10,656,214)     (11,173,208)          6,520,009
   Net increase (decrease) in borrowed money                        9,700,000          8,600,000        7,600,000        (2,000,000)
   Increase (decrease) in advance payments by borrowers for
     taxes and insurance                                            (190,378)          (771,674)        (516,799)              1,752
   Net proceeds of common stock issued                             21,992,300              -                -                  -
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                17,305,969        (2,827,888)      (4,090,007)          4,521,761
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                (716,788)        (3,844,570)      (4,435,524)          3,788,084

Cash and cash equivalents at beginning of year                      4,608,920          9,044,444        9,044,444          5,256,360
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                        $   3,892,132          5,199,874        4,608,920          9,044,444
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                   $   6,591,151          7,061,099        8,391,152          7,352,599
     Income taxes                                                      71,000             90,000          133,000            485,000
   Noncash investing activities -
     Transfer of loans to real estate owned                             -                   -                -               167,802
     Transfer of securities to available-for-sale                       -             56,446,621       56,446,621                -

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 1997, July 31, 1996 and 1995

================================================================================

 (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Big Foot Financial Corp. and subsidiary (the Company) prepares its financial statements on the basis of generally accepted accounting principles. The following is a description of the more significant of those policies which the Company follows in preparing and presenting its financial statements.

              REORGANIZATION TO A STOCK CORPORATION

        On May 21, 1996, the Board of Directors of Fairfield Savings Bank, F.S.B. (Savings Bank) adopted a plan of conversion (which was amended on September 17, 1996), pursuant to which the Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, with the concurrent formation of the Company. On December 19, 1996, the Company sold 2,512,750 shares of common stock at $10.00 per share during the subscription offering. Total net proceeds, after reflecting conversion expenses of approximately $1,125,000 and including the sale of common stock to the ESOP, were approximately $22,000,000, and are reflected as common stock and additional paid-in capital on the accompanying consolidated balance sheet. The Company utilized $12,001,250 of the net proceeds to acquire all of the issued and outstanding capital stock of the Savings Bank.

        As part of the conversion, the Savings Bank established a liquidation account as of the eligibility date for the benefit of eligible depositors who continue to maintain deposits in the Savings Bank following the conversion. The balance in this account decreases each year in which deposit balances of eligible account holders decline. In the unlikely event of a complete liquidation of the Savings Bank, each eligible depositor who has continued to maintain deposits in the Savings Bank following the conversion will be entitled to receive a liquidation distribution from the liquidation account, based on such depositor's proportionate share of the then-total remaining qualifying deposits, prior to any distribution to Big Foot Financial Corp. as the sole stockholder of the Savings Bank. Dividends cannot be paid from retained earnings allocated to the liquidation account.

        Prior to the stock conversion, the Company had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than those of an organizational nature. Accordingly, operating activities prior to December 19, 1996 reflect the operations of the Savings Bank only.

        The Savings Bank changed its fiscal year end from July 31 to June 30. The Company's and the Savings Bank's fiscal year 1997 ended on June 30, 1997.

              PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Big Foot Financial Corp. and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. All significant intercompany balances have been eliminated in consolidation.

              USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

              NEW ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (Statement 123) establishes financial accounting standards for stock-based employee compensation plans. Statement 123 permits the Company to choose either the new fair value based method, or the current


                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================


        accounting prescribed by Accounting Principles Board (APB) Opinion 25, using the intrinsic value based method of accounting for its stock-based compensation arrangements. The Company accounts for its stock-based compensation arrangements as prescribed in APB Opinion 25. Statement 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in APB Opinion 25. The disclosure provisions of Statement 123 were adopted for the eleven months ended June 30, 1997, which require disclosure of the pro forma net earnings and earnings per share as if the fair value method of accounting for stock-based compensation had been elected.

        Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in Statement 125. The Company applied the new rules prospectively to transactions occurring after January 1, 1997. The adoption of this Statement did not have a significant impact on the consolidated financial statements.

        Statement 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," delays until 1998 the effective date of certain of the provisions of Statement 125 that deal with securities lending, repurchase and dollar repurchase agreements, and for the recording of collateral. The other provisions of Statement 125 are effective for transfers occurring on or after January 1, 1997.

        Statement 128, "Earnings Per Share," supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact on the consolidated financial statements.

        Statement 129, "Disclosure of Information about Capital Structure," provides required disclosures for the capital structure of both public and nonpublic companies and is effective for financial statements for periods ending after December 15, 1997. The required disclosures had been included in a number of separate statements and opinions. As such, the issuance of Statement 129 is not expected to require significant revision of prior disclosures.

        Statement 130, "Reporting Comprehensive Income," establishes standards for reporting and the presentation of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997, and is not expected to have a material impact on the Company.

        Statement 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements, and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================


              MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities which the Company has the positive intent and ability to hold to maturity are carried at amortized cost. All other mortgage-backed securities are designated as available-for-sale, and are carried at fair value. The difference between amortized cost and fair value is reflected as a separate component of stockholders' equity, net of related tax effects. Unearned premiums and discounts are amortized over the estimated life of the security using the interest method. Gains and losses on the sale of mortgage-backed securities are determined using the specific identification method.

              INVESTMENT IN MUTUAL FUNDS

        Investment in mutual funds is designated as available-for-sale and is carried at fair value.

              LOANS RECEIVABLE

        Loans receivable are stated at unpaid principal balances less, deferred loan fees, and allowance for loan losses. The Company defers all loan origination fees and certain direct costs associated with loan originations. Net deferred fees are amortized as yield adjustments over the contractual life of the related loans using the interest method.

        It is the policy of the Company to provide valuation allowances for estimated losses on loans when any significant and permanent decline in value is identified. Periodic reviews are made to identify potential problems. In addition to specific allowances, the Company maintains a general allowance for loan losses. Additions to the allowance for loan losses are charged to operations. Also, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments using information available to them at the time of their examination. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb foreseeable losses.

        The accrual of interest income is suspended and previously accrued interest income is reversed when a loan is contractually delinquent for 90 days or more and where collection of interest is doubtful. Accrual is resumed when the loan becomes less than 90 days contractually delinquent and collection of interest is probable.

        The Company adopted Statement 114, "Accounting By Creditors for Impairment of a Loan," and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition Disclosures," effective August 1, 1995. Statement 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement 118 eliminates the provisions in Statement 114 that describe how a creditor should report interest income on an impaired loan, and allows a creditor to use existing methods to recognize and measure interest income on an impaired loan. Homogeneous loans that are collectively evaluated for impairment, including real estate loans and consumer loans, are excluded from the provisions of Statement 114.

              DEPRECIATION AND AMORTIZATION

        Depreciation of office properties and equipment and amortization of leasehold improvements are recorded using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives range between 3 and 40 years.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================

              EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

        Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released annually to participants in the ESOP. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated balance sheet at cost as a reduction of stockholders' equity.

              EARNINGS PER SHARE

        Earnings per share of common stock for the eleven-month period ended June 30, 1997 has been determined by dividing net income from December 19, 1996 (the initial public offering), by 2,321,781 (the weighted average number of primary shares of common stock from December 19, 1996) and common stock equivalents outstanding. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Earnings per share information for prior periods cannot be computed because the Company did not issue stock until December 19, 1996.

              INCOME TAXES

        Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              CASH AND CASH EQUIVALENTS

        For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents also include cash on hand and due from banks.
                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



 (2)    SECURITIES AND INVESTMENT IN MUTUAL FUNDS

        The amortized cost and estimated fair value of securities and investment in mutual funds are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------

                                                                                       June 30, 1997
                                                                 ----------------------------------------------------------
                                                                                  Gross          Gross          Estimated
                                                                 Amortized     unrealized     unrealized          fair
                      Description                                  cost           gains         losses            value

---------------------------------------------------------------------------------------------------------------------------

        Held-to-maturity:

           Federal National Mortgage Association             $   44,135,833            -           853,215      43,282,618
           Federal Home Loan Mortgage
               Corporation                                        3,240,489        11,284               -        3,251,773
---------------------------------------------------------------------------------------------------------------------------

        Total mortgage-backed securities
           held-to-maturity                                  $   47,376,322        11,284          853,215      46,534,391
---------------------------------------------------------------------------------------------------------------------------

        Available-for-sale:

          Federal National Mortgage Association                  41,172,451       132,442          152,677      41,152,216
           Federal Home Loan Mortgage
               Corporation                                       19,186,900        13,356          133,267      19,066,989
---------------------------------------------------------------------------------------------------------------------------

        Total mortgage-backed securities
           available-for-sale                                    60,359,351       145,798          285,944      60,219,205

        Investment in mutual funds                                1,016,437        70,850               -        1,087,287
---------------------------------------------------------------------------------------------------------------------------

        Total available-for-sale                             $   61,375,788       216,648          285,944      61,306,492
---------------------------------------------------------------------------------------------------------------------------


                                                                                       July 31, 1996
                                                                 ----------------------------------------------------------
                                                                                  Gross          Gross          Estimated
                                                                 Amortized     unrealized     unrealized          fair
                      Description                                  cost           gains         losses            value

---------------------------------------------------------------------------------------------------------------------------

        Held-to-maturity:
           Federal National Mortgage Association             $   39,135,520            -         1,940,789       37,194,731
           Federal Home Loan Mortgage
           Corporation                                            4,997,559            48           37,641        4,959,966
---------------------------------------------------------------------------------------------------------------------------

        Total mortgage-backed securities
           held-to-maturity                                  $   44,133,079            48        1,978,430       42,154,697
---------------------------------------------------------------------------------------------------------------------------

        Available-for-sale:
           Federal National Mortgage Association                 37,454,501         7,504          865,986       36,596,019
           Federal Home Loan Mortgage Corporation                22,443,506         2,788          764,427       21,681,867
---------------------------------------------------------------------------------------------------------------------------

        Total mortgage-backed securities
           available-for-sale                                $   59,898,007        10,292        1,630,413       58,277,886
---------------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================


        Proceeds from the sale of securities available-for-sale during the eleven months ended June 30, 1997 were $1,018,602. Gross gains of $314 were realized on those sales. There were no sales of securities during the years ended July 31, 1996 and 1995.

        In 1995, the Financial Accounting Standards Board (FASB) issued a special report allowing the transfer of securities from the held-to-maturity to the available-for-sale classification during the period from November 15, 1995 to December 31, 1995, with no recognition of any related unrealized gain or loss in current earnings. On December 31, 1995 mortgage-backed securities held-to-maturity with an amortized cost of approximately $56,447,000 were transferred to the available-for-sale classification. The gross unrealized gain related to the transferred securities was approximately $609,000.

        Mortgage-backed securities with an amortized cost of approximately $315,000 and $423,000 have been pledged to secure certain savings deposits of local municipal agencies as of June 30, 1997 and July 31, 1996, respectively.

 (3)    LOANS RECEIVABLE

        Loans receivable are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30,          July 31,
                                                                                                 1997              1996
---------------------------------------------------------------------------------------------------------------------------

        Real estate loans:
              One- to four-family residential                                           $      91,132,990       76,324,314
              Multifamily                                                                         941,902          978,572
              Commercial                                                                          383,724          410,951
              Land, construction, and development loans                                           403,165          403,743
              Home equity                                                                       1,258,587        1,421,470
---------------------------------------------------------------------------------------------------------------------------

        Total real estate loans                                                                94,120,368       79,539,050

        Commercial credit lines                                                                        -           150,356
        Consumer loans                                                                            180,481          192,207
---------------------------------------------------------------------------------------------------------------------------

        Gross loans receivable                                                                 94,300,849       79,881,613

        Less:
              Deferred loan fees                                                                 (377,013)        (438,041)
              Allowance for loan losses                                                          (300,000)        (300,000)
---------------------------------------------------------------------------------------------------------------------------

                                                                                        $      93,623,836       79,143,572
---------------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



        Activity in the allowance for loan losses is summarized as follows:

---------------------------------------------------------------------------------------------------------------------------

                                                                          Eleven months ended           Year ended
                                                                               June 30,                   July 31
                                                                                                   --------------------
                                                                                 1997              1996            1995
---------------------------------------------------------------------------------------------------------------------------

        Balance at beginning of year                                      $    300,000              166,000        166,000
        Provision for loan losses                                                   -               137,558             -
        Charge-offs                                                                 -                (3,558)            -
---------------------------------------------------------------------------------------------------------------------------

        Balance at end of year                                            $    300,000              300,000        166,000
---------------------------------------------------------------------------------------------------------------------------

        Loans receivable which are delinquent three months or more are as follows:

---------------------------------------------------------------------------------------------------------------------------

                                                                             Number                         Percentage
                                                                               of                            of gross
                                                                              loans          Amount      loans receivable
---------------------------------------------------------------------------------------------------------------------------

        June 30, 1997                                                          1           $  199,112          .21%
        July 31, 1996                                                          2              118,303          .15
        July 31, 1995                                                          1              193,209          .27
---------------------------------------------------------------------------------------------------------------------------

        The Company discontinues recognizing interest on loans 90 days and greater delinquent where collection of interest is doubtful. The reduction in interest income associated with loans 90 days and greater delinquent where collection of interest is doubtful was approximately $10,000, $-0-, and $1,000 for the eleven months ended June 30, 1997, and the years ended July 31, 1996 and 1995, respectively.

        The Company adopted Statement 114 and Statement 118 on August 1, 1995. These statements establish procedures for determining the appropriate allowance required for loans deemed impaired. The calculation of allowance levels is based upon the discounted present value of expected future cash flows received from the debtor, or the fair value of the collateral if the loan is collateral dependent. No loans were identified as impaired by the Savings Bank at June 30, 1997 or July 31, 1996. Additionally, no loans were considered impaired during the eleven months ended June 30, 1997 or year ended July 31, 1996.

        The Company serviced loans for others with principal balances approximating $1,757,000, $2,021,000, and $2,556,000 at June 30, 1997,
        and July 31, 1996 and 1995, respectively. As part of the loan sale agreements to the Federal National Mortgage Association, the Company is required to repurchase loans which become contractually delinquent. The Company was not required to repurchase loans during the eleven months ended June 30, 1997, or the years ended July 31, 1996 and 1995.

        Real estate first mortgage loans, aggregating approximately $6,682,000, $4,538,000, and $6,043,000 at June 30, 1997 and July 31, 1996 and 1995,
        respectively, have interest rates which adjust based on the movement of various economic indices.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================


 (4)    ACCRUED INTEREST RECEIVABLE

        Accrued interest receivable is summarized as follows:

---------------------------------------------------------------------------------------------------------------------------

                                                                                               June 30,           July 31,
                                                                                                 1997               1996
---------------------------------------------------------------------------------------------------------------------------

        Mortgage-backed securities                                                          $     590,596          555,626
        Loans receivable                                                                          420,405          396,569
        Federal Home Loan Bank of Chicago stock                                                    39,577           11,628
---------------------------------------------------------------------------------------------------------------------------
                                                                                            $   1,050,578          963,823
---------------------------------------------------------------------------------------------------------------------------


 (5)    OFFICE PROPERTIES AND EQUIPMENT

        A comparative summary of office properties and equipment at cost, less accumulated depreciation and amortization, is as follows:

---------------------------------------------------------------------------------------------------------------------------

                                                                                                June 30,         July 31,
                                                                                                  1997             1996
---------------------------------------------------------------------------------------------------------------------------

        Land                                                                                $      906,359         888,394
        Buildings                                                                                6,114,643       5,975,757
        Furniture, fixtures, and equipment                                                       4,477,164       4,369,816
---------------------------------------------------------------------------------------------------------------------------

                                                                                                11,498,166      11,233,967
        Less accumulated depreciation and amortization                                           6,761,502       6,432,960
---------------------------------------------------------------------------------------------------------------------------

                                                                                            $    4,736,664       4,801,007
---------------------------------------------------------------------------------------------------------------------------

        Depreciation and amortization expense was $351,159, $404,019, and $407,599 for the eleven months ended June 30, 1997, and the years ended July 31, 1996 and 1995, respectively.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



 (6)    SAVINGS DEPOSITS

        Savings deposits are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
                                        Stated or weighted

                                       average interest rate                 June 30,                      July 31,
                                       ---------------------                   1997                          1996
                                       June 30,     July 31,          --------------------          ---------------------
                                         1997         1996            Amount       Percent          Amount        Percent
---------------------------------------------------------------------------------------------------------------------------
     Noninterest-bearing
        NOW accounts                      - %          - %      $       4,581,809     3.7%     $    4,165,325        3.0%
     NOW accounts                        2.02       2.02                7,177,873     5.9           7,310,099        5.3
     Money market demand
        accounts                         3.12       3.12               12,280,816    10.0          13,034,800        9.5
     Passbook accounts                   2.50       2.50               39,607,313    32.2          41,323,998       30.2
---------------------------------------------------------------------------------------------------------------------------

                                                                       63,647,811    51.8          65,834,222       48.0

     Certificate accounts                5.34       5.48               59,333,006    48.2          71,342,548       52.0
---------------------------------------------------------------------------------------------------------------------------

                                         3.81%      4.01%       $     122,980,817   100.0%     $  137,176,770      100.0%
---------------------------------------------------------------------------------------------------------------------------


                                                                             June 30,                      July 31,
                                                                               1997                          1996
                                                                      --------------------          ---------------------
                                                                      Amount       Percent          Amount        Percent

---------------------------------------------------------------------------------------------------------------------------

     Contractual maturity of certificate accounts:
           Under 12 months                                     $    45,140,069     76.1%       $    53,295,390      74.7%
           12 to 36 months                                          13,264,789     22.3             17,110,166      24.0
           Over 36 months                                              928,148      1.6                936,992       1.3
---------------------------------------------------------------------------------------------------------------------------

                                                               $    59,333,006    100.0%       $    71,342,548     100.0%
---------------------------------------------------------------------------------------------------------------------------

        The aggregate amount of certificate accounts with a balance of $100,000 or greater was approximately $5,505,000 and $6,143,000 at June 30, 1997 and July 31, 1996, respectively.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================

        Interest expense on savings deposits is summarized as follows for the periods indicated:

---------------------------------------------------------------------------------------------------------------------------

                                                                                 Eleven                 Year ended
                                                                              months ended               July 31,
                                                                                June 30,          ---------------------
                                                                                  1997            1996             1995
---------------------------------------------------------------------------------------------------------------------------

        NOW accounts                                                        $     132,568          146,390         155,549
        Money market demand accounts                                              365,685          437,098         467,172
        Passbook accounts                                                         922,897        1,054,003       1,129,942
        Certificate accounts                                                    3,157,629        4,286,583       3,311,325
---------------------------------------------------------------------------------------------------------------------------

                                                                            $   4,578,779        5,924,074       5,063,988
---------------------------------------------------------------------------------------------------------------------------


 (7)    BORROWED MONEY

        Borrowed money is summarized as follows :

---------------------------------------------------------------------------------------------------------------------------

                                                               Interest rate at                         Amount
                                                            ---------------------             ---------------------------
                                                            June 30,     July 31,             June 30,          July 31,
                                           Due date           1997         1996                 1997              1996
---------------------------------------------------------------------------------------------------------------------------

        Advances from the Federal
             Home Loan Bank
              of Chicago:                      -              6.74%        6.70%        $      16,900,000       12,600,000
                                            8/20/96            -           7.05                        -         1,300,000
                                           10/25/96            -           6.79                        -         4,300,000
                                           11/20/96            -           5.65                        -         4,000,000
                                            2/20/97            -           7.15                        -         7,000,000
                                            7/26/97           5.38         5.38                 1,000,000        1,000,000
                                            2/20/98           7.30         7.30                 7,700,000        7,700,000
                                            6/26/98           5.85          -                  15,000,000               -
                                            7/26/98           5.63         5.63                 1,000,000        1,000,000
                                            7/19/99           6.64         6.64                 1,000,000        1,000,000
                                            2/21/00           6.08          -                   7,000,000               -
---------------------------------------------------------------------------------------------------------------------------

                                                                                        $      49,600,000       39,900,000
---------------------------------------------------------------------------------------------------------------------------

         Weighted average interest rate                       6.41%        6.75%
---------------------------------------------------------------------------------------------------------------------------

        The $16,900,000 and $12,600,000 at June 30, 1997 and July 31, 1996,
        respectively, represent borrowings on an open line of credit which has a floating rate of interest, and for which there is no stated due date.

        The Company has a collateral pledge agreement whereby the Company has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, home mortgages with unpaid principal balances aggregating no less than 167% of the outstanding advances from the Federal Home Loan Bank of Chicago. At June 30, 1997 and July 31, 1996, all stock in the Federal Home Loan Bank of Chicago was also pledged as collateral for advances from that bank.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================

 (8)    INCOME TAXES

        Income tax expense (benefit) is summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                               Eleven                    Year ended
                                                                            months ended                  July 31,
                                                                              June 30,             ---------------------
                                                                                1997               1996             1995
---------------------------------------------------------------------------------------------------------------------------
         Current:
              Federal                                                     $    110,746             182,595         393,137
              State                                                             20,314             -               (45,000)
---------------------------------------------------------------------------------------------------------------------------

                                                                               131,060             182,595         348,137
---------------------------------------------------------------------------------------------------------------------------

         Deferred:
              Federal                                                          (18,660)            (65,595)         90,263
              State                                                                 -                   -               -
---------------------------------------------------------------------------------------------------------------------------

                                                                               (18,660)            (65,595)         90,263
---------------------------------------------------------------------------------------------------------------------------

         Total income tax expense                                         $    112,400             117,000         438,400
---------------------------------------------------------------------------------------------------------------------------

        Income tax expense amounted to $112,400, $117,000, and $438,400 for the eleven months ended June 30, 1997 and for the years ended July 31, 1996, and 1995, respectively, with an effective tax rate of 33.8%, 34.1%, and 30.9%, respectively. The reasons for the difference between the effective income tax rate and the corporate Federal income tax rate of 34% are as follows:

---------------------------------------------------------------------------------------------------------------------------

                                                                                                              Year ended
                                                                                    Eleven months ended        July 31,
                                                                                         June 30,           -------------
                                                                                           1997             1996     1995
---------------------------------------------------------------------------------------------------------------------------

         Federal income tax rate of 34%                                                    34.0%            34.0     34.0
         Other                                                                             (0.2)             0.1     (3.1)
---------------------------------------------------------------------------------------------------------------------------

         Effective income tax rate                                                         33.8%            34.1     30.9
---------------------------------------------------------------------------------------------------------------------------



                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and July 31, 1996 are presented below:

---------------------------------------------------------------------------------------------------------------------------

                                                                                                June 30,         July 31,
                                                                                                  1997             1996
---------------------------------------------------------------------------------------------------------------------------

        Deferred tax assets:
              Depreciation                                                                  $           -           20,172
              General loan loss allowance                                                          123,540         138,159
              Deferred loss on intercompany sales of real estate                                   135,826         143,822
              Capitalized interest                                                                  19,174          19,174
              Illinois net operating loss carryforwards                                            796,466         810,960
              Unrealized loss on securities available-for-sale                                      23,613         550,819
              Other                                                                                  6,814              -
---------------------------------------------------------------------------------------------------------------------------

                                                                                                 1,105,433       1,683,106
              Less valuation allowance                                                             748,027         747,228
---------------------------------------------------------------------------------------------------------------------------

        Total deferred tax assets, net of valuation allowance                                      357,406         935,878
---------------------------------------------------------------------------------------------------------------------------

        Deferred tax liabilities:
              Depreciation                                                                          13,411              -
              Excess of tax bad debt reserve over base year amount                                 218,686         236,361
              Federal Home Loan Bank stock dividends not currently taxable                         115,227         115,227
              Deferred loan fees                                                                   263,706         329,102
              Other                                                                                  5,769           6,035
---------------------------------------------------------------------------------------------------------------------------

        Total gross deferred tax liabilities                                                       616,799         686,725
---------------------------------------------------------------------------------------------------------------------------

        Net deferred tax asset (liability)                                                  $     (259,393)        249,153
---------------------------------------------------------------------------------------------------------------------------

        The Company has Illinois net operating loss carryforwards in the amount of $11,093,000, which will expire in varying amounts beginning July 31, 1997 through July 31, 2011.

        The valuation allowance for deferred tax assets was $748,027 and $747,228 as of June 30, 1997 and July 31, 1996, respectively, resulting in an increase of $799 for the eleven months ended June 30, 1997. The valuation allowance relates to state net operating loss carryforwards and certain deductible temporary differences which may not generate future state tax benefits.

        Retained earnings at June 30, 1997 and July 31, 1996 include $6,149,000 for which no provision for Federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current Federal and state corporate income tax rates.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================


 (9)    OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLANS

              EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

        In conjunction with the Savings Bank's conversion, the Company formed an ESOP. The ESOP covers substantially all employees that are age 21 or over and with at least 1,000 hours of service. The ESOP borrowed $2,010,200 from the Company and purchased 201,020 common shares issued in the conversion. The Savings Bank intends to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period of ten years. During the eleven months ended June 30, 1997, 10,051 shares were allocated. ESOP expense recognized for the eleven months ended June 30, 1997 was $162,072.

              PENSION PLAN

        The Savings Bank has a qualified noncontributory pension plan covering substantially all of its full-time employees over 21 years of age, including part-time employees working more than 1,000 hours per year. The Savings Bank's policy is to fund pension costs accrued.

        The following table sets forth the plan's funded status at June 30, 1997 and July 31, 1996:

---------------------------------------------------------------------------------------------------------------------------

                                                                                                     June 30,      July 31,
                                                                                                       1997          1996
---------------------------------------------------------------------------------------------------------------------------
         Actuarial present value of accumulated benefit
            obligations, including vested benefits of $566,749
            at June 30, 1997 and $482,990 at July 31, 1996                                       $    610,087      533,599

         Plan assets at fair value                                                                    872,809      611,916
         Less projected benefit obligation for services
            rendered to date                                                                          740,070      644,879
---------------------------------------------------------------------------------------------------------------------------

         Plan assets in excess of (less than) projected benefit obligation                            132,739      (32,963)

         Unrecognized net transition asset at August 1, 1991
            being recognized over 11.65 years                                                         (93,679)    (109,340)
         Unrecognized net (gain) loss                                                                 (38,700)      80,972
---------------------------------------------------------------------------------------------------------------------------

         Accrued pension obligation (prepaid asset)                                              $        360      (61,331)
---------------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================


         Net pension expense includes the following for the periods indicated:

---------------------------------------------------------------------------------------------------------------------------


                                                                                  Eleven                 Year ended
                                                                               months ended              ----------
                                                                                 June 30,                 July 31,

---------------------------------------------------------------------------------------------------------------------------
                                                                                   1997              1996           1995
---------------------------------------------------------------------------------------------------------------------------

         Service cost-benefits earned during the period                      $     42,000            48,802         43,201
         Interest cost on projected benefit obligation                             44,996            41,757         34,046
         Actuarial return on plan assets                                         (176,695)          (54,552)       (67,827)
         Net amortization and deferral                                            115,046             1,294         29,759
---------------------------------------------------------------------------------------------------------------------------

         Net periodic pension expense                                        $     25,347            37,301         39,179
---------------------------------------------------------------------------------------------------------------------------

        The rate of increase in future compensation levels used is determined by the age of the participants. The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% at June 30, 1997, July 31, 1996 and 1995. The expected long-term rate of return was 8.00% at June 30, 1997, July 31, 1996 and 1995.

        The Company also has a contributory profit-sharing plan covering substantially all full-time employees. The Company makes annual contributions to the plan equal to a percentage of each participant's compensation for the plan year. For the eleven months ended June 30, 1997, the Company made a contribution of approximately 15% of participants compensation through December 31, 1996. The contribution was 15% for the years ended July 31, 1996 and 1995. Profit-sharing expense was approximately $50,000, $110,000, and $114,000 for the eleven months ended June 30, 1997 and the years ended July 31, 1996 and 1995, respectively.

(10)    MANAGEMENT BONUS PROGRAM

        The Savings Bank has an annual management bonus program for Senior Management Officers. The individual amounts to be awarded under the annual bonus program are based on the Savings Bank attaining a minimum return on average assets for that year. The expense for the bonus program for the year ended July 31, 1995 was approximately $106,000. No accrual was made for the annual bonus at June 30, 1997 or July 31, 1996 as the minimum benchmarks established were not achieved.

(11)    STOCK OPTION PLAN

        On June 24, 1997, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to directors, officers, and employees of the Company and the Savings Bank. The number of common shares authorized under the Plan is 251,275, equal to 10% of the total number of shares issued in the initial stock offering and will vest at a rate of 20% per year beginning on the first anniversary date of the grant. The exercise price is equal to the fair value of the common stock at the date of grant. The option term cannot exceed ten years from the commencement date of the Plan of June 24, 1997.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



        As of June 30, 1997, the Company adopted the disclosure provisions of Statement 123, "Accounting for Stock-Based Compensation." The per share weighted-average fair value of stock options granted during 1997 was $3.40 on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: an expected dividend yield of 2.6%, expected volatility of 6.98%, risk-free interest rate of 6.63%, and an expected life of 8.8 years.

        Under Statement 123, the Company is required to disclose pro forma net income and earnings per share for 1997 as if compensation expense relative to the fair value of options granted had been included in earnings. Had the company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------------------------------------------------
        Net income:
              As reported                                                                                    $    219,675
              Pro forma                                                                                           218,132

        Earnings per share:
              Primary:
                 As reported                                                                                          .27
                 Pro forma                                                                                            .27

---------------------------------------------------------------------------------------------------------------------------

        A summary of the status of the Company's stock option transactions under the Plan for the eleven months ended June 30, 1997 is presented below:

---------------------------------------------------------------------------------------------------------------------------

                                                                                                               Weighted-
                                                                                                                average
                                                                                                               exercise
              Options                                                                           Shares           price
---------------------------------------------------------------------------------------------------------------------------

        Outstanding at beginning of year                                                              -     $      -
        Granted                                                                                  251,275          15.63
        Exercised                                                                                   -              -
---------------------------------------------------------------------------------------------------------------------------
        Outstanding at end of year                                                               251,275          15.63
---------------------------------------------------------------------------------------------------------------------------
        Exercisable at year end                                                                     -              -
---------------------------------------------------------------------------------------------------------------------------
        Weighted-average grant-date fair value of
              options granted during the year                                                               $     15.63
---------------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================

(12)    REGULATORY MATTERS

        The Savings Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to adjusted total assets and of tangible capital to adjusted total assets. As of June 30, 1997, the Savings Bank met the capital ratios required to be categorized as well-capitalized under the regulatory framework. There are no conditions or events since year end that management believes would affect the Savings Bank's category.

        The following table summarizes the Company's and the Savings Bank's actual capital and the Savings Bank's required capital at June 30, 1997 (dollars in thousands):

---------------------------------------------------------------------------------------------------------------------------

                                                                                                           To be well-
                                                                               For capital                 capitalized
                                                                                adequacy                  under prompt
                                                        Actual                  purposes                corrective action
                                                   -----------------         ----------------            -----------------
                                                   Amount      Ratio         Amount     Ratio            Amount      Ratio
---------------------------------------------------------------------------------------------------------------------------

        Total capital (to risk-weighted assets):
           Consolidated                          $   37,323   48.43%           N/A        N/A              N/A        N/A

           Fairfield Savings Bank, FSB               25,134   34.03      $    5,908     8.00%       $    7,385       10.00%
---------------------------------------------------------------------------------------------------------------------------

        Tier 1 capital (to risk-weighted assets):
           Consolidated                              37,023   48.03            N/A        N/A              N/A        N/A

           Fairfield Savings Bank, FSB               24,834   33.63            N/A        N/A            4,431        6.00
---------------------------------------------------------------------------------------------------------------------------

        Tier 1 capital (to adjusted total assets):
           Consolidated                              37,023   17.21            N/A        N/A              N/A        N/A

           Fairfield Savings Bank, FSB               24,834   12.13           5,900     3.00             9,983        5.00
---------------------------------------------------------------------------------------------------------------------------

        Tangible capital:
           Consolidated                              37,023   17.21            N/A        N/A              N/A        N/A

           Fairfield Savings Bank, FSB               24,834   12.13           3,070     1.50               N/A        N/A
---------------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



(13)    CREDIT CONCENTRATION AND FINANCIAL INSTRUMENTS
              WITH OFF-BALANCE SHEET RISK

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of its business. These instruments are commitments to originate loans and involve credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

        The majority of the Company's loans are secured by residential real estate in the Chicago metropolitan area. Management believes the Company has a diversified loan portfolio and the concentration of lending activities in these local communities does not result in an acute dependency upon economic conditions of the lending region.

        Commitments to originate fixed and variable rate mortgage loans at June 30, 1997 were $2,544,000 and $561,000, respectively, at rates ranging between 7.375% and 9.000%. Commitments to fund available home equity lines of credit of approximately $496,000 at June 30, 1997 represent amounts which the Company has committed to fund if requested by the borrower within the normal commitment period. Because the creditworthiness of each customer is reviewed prior to extension of credit, the Company adequately controls its credit risk on these commitments as it does for loans recorded on the statements of financial condition.

(14)    COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings incidental to the normal course of business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material effect on the consolidated financial statements of the Company.

        In connection with the development of the Trails of Olympia Fields (a planned unit development of homesites and commercial land developed by the Savings Bank and its subsidiary in prior years), the Company initiated action against a municipality and certain parties involved in the development, and for the year ended July 31, 1996 and 1995, the Bank settled two of these claims and received $184,415 and $51,671, respectively. The Bank recognized $21,145 in prejudgment interest income during the eleven months ended June 30, 1997.

(15)    DIVIDEND RESTRICTIONS

        The Office of Thrift Supervision (OTS) imposes limitations upon all capital distributions by savings institutions, including cash dividends. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 Association) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year, plus the amount that would reduce by 1/2 its surplus capital ratio (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



(16)    FAIR VALUES OF FINANCIAL INSTRUMENTS

        Statement 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of estimated fair values of all asset, liability, and off-balance sheet financial instruments. Statement 107 defines fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair value estimates, methods, and assumptions are set forth below for the Savings Bank's financial instruments:

---------------------------------------------------------------------------------------------------------------------------

                                                                 June 30, 1997                       July 31, 1996
                                                       -------------------------------      -------------------------------
                                                          Carrying          Estimated         Carrying          Estimated
                                                           amount          fair value          amount          fair value
---------------------------------------------------------------------------------------------------------------------------
        Financial assets:
             Cash and due from banks                $       2,191,000        2,191,000          2,568,612        2,568,612
             Interest-earning deposits                      1,701,132        1,701,132          2,040,308        2,040,308
             Mortgage-backed securities                   107,595,527      106,753,596        102,410,965      100,432,583
             Investment in mutual funds                     1,087,287        1,087,287                 -                -
             Loans receivable, net                         93,623,836       93,441,235         79,143,572       78,182,029
             Accrued interest receivable                    1,050,578        1,050,578            963,823          963,823
             Federal Home Loan Bank
                of Chicago stock                            2,480,000        2,480,000          2,045,000        2,045,000
---------------------------------------------------------------------------------------------------------------------------

        Total financial assets                      $     209,729,360      208,704,828        189,172,280      186,232,355
---------------------------------------------------------------------------------------------------------------------------


                                                                 June 30, 1997                       July 31, 1996
                                                       -------------------------------      -------------------------------
                                                          Carrying          Estimated         Carrying          Estimated
                                                           amount          fair value          amount          fair value
---------------------------------------------------------------------------------------------------------------------------
        Financial liabilities:
             Nonmaturing savings deposits           $      63,647,811       63,647,811         65,834,222       65,834,222
             Savings deposits with
                stated maturities                          59,333,006       59,333,006         71,342,548       71,342,548
             Borrowed money                                49,600,000       49,600,000         39,900,000       40,065,320
             Accrued interest payable                         900,019          900,019            351,693          351,693
---------------------------------------------------------------------------------------------------------------------------

        Total financial liabilities                 $     173,480,836      173,480,836        177,428,463      177,593,783
---------------------------------------------------------------------------------------------------------------------------

              CASH AND DUE FROM BANKS AND INTEREST-EARNING DEPOSITS

        The carrying value of cash and due from banks and interest-earning deposits approximates fair value due to the short period of time between origination of the instruments and their expected realization.

              MORTGAGE-BACKED SECURITIES AND INVESTMENT IN MUTUAL FUNDS

        The fair value of mortgage-backed securities and investment in mutual funds is estimated based on quoted market prices.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



              LOANS RECEIVABLE

        Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and then further segmented into fixed and variable rate interest terms and by performing and nonperforming categories. The fair value of performing fixed rate loans is calculated by discounting contractual cash flows adjusted for prepayment estimates, using discount rates based on new loan rates adjusted to reflect differences in servicing and credit costs. For variable rate loans, fair value is estimated to be book value as these loans reprice frequently or have a relatively short term to maturity and there has been little or no change in credit quality since origination. Fair value for nonperforming loans is calculated by discounting estimated future cash flows using a C-rated bond yield with principal and interest assumed paid in 18 months.

              ACCRUED INTEREST RECEIVABLE

        The carrying amount of accrued interest receivable approximates its fair value due to the relatively short period of time between accrual and expected realization.

              FEDERAL HOME LOAN BANK OF CHICAGO STOCK

        The fair value of this stock is based on its redemption value.

              SAVINGS DEPOSITS

        Under Statement 107, the fair value of savings deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW accounts, money market accounts, and passbook accounts, is equal to the amount payable on demand as of June 30, 1997 and July 31, 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. If the estimated fair value is less than the amount payable on demand, the fair value disclosed is the amount payable as per Statement 107. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

              BORROWED MONEY

        The fair value of advances from the Federal Home Loan Bank of Chicago is calculated using a discounted cash flow methodology. If the estimated fair value is less than the amount payable on demand, the fair value disclosed is the amount payable as per Statement 107.

              ACCRUED INTEREST PAYABLE

        The carrying amount of accrued interest payable approximates its fair value due to the relatively short period of time between accrual and expected realization.

              LIMITATIONS

        The fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



        In addition, the fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the mortgage origination operation, deferred taxes, and property, plant, and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

(17)    CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

        The following condensed statement of financial condition as of June 30, 1997 and statements of earnings and cash flows for the period from December 19, 1996 (date of commencement of operations) to June 30, 1997 for Big Foot Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto.

---------------------------------------------------------------------------------------------------------------------------
                   STATEMENT OF FINANCIAL CONDITION                                                          June 30, 1997
---------------------------------------------------------------------------------------------------------------------------
        Assets:
           Cash and cash equivalents                                                                       $      297,659
           Mortgage-backed securities available-for -sale                                                       8,683,233
           Investment in mutual funds                                                                           1,087,287
           Equity investment in the Savings Bank                                                               24,737,420
           Accounts receivable from the Savings Bank                                                              100,510
           ESOP loan receivable from the Savings Bank                                                           1,909,690
           Accrued interest receivable                                                                            138,412
           Other assets                                                                                           262,259
---------------------------------------------------------------------------------------------------------------------------

                                                                                                           $   37,216,470
---------------------------------------------------------------------------------------------------------------------------

        Liabilities:
           Other liabilities                                                                                      239,317
---------------------------------------------------------------------------------------------------------------------------

        Stockholders' equity:
           Common stock                                                                                            25,128
           Additional paid-in capital                                                                          24,038,934
           Retained earnings                                                                                   14,868,464
           Common stock acquired by ESOP                                                                       (1,909,690)
           Unrealized loss on securities available-for-sale,
               net of tax                                                                                         (45,683)

---------------------------------------------------------------------------------------------------------------------------

        Total stockholders' equity                                                                             36,977,153
---------------------------------------------------------------------------------------------------------------------------

                                                                                                           $   37,216,470
---------------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



                                                                                                               Period from
                                                                                                              December 19,
                                                                                                                 1996 to
                             STATEMENT OF EARNINGS                                                            June 30, 1997
---------------------------------------------------------------------------------------------------------------------------

        Equity in undistributed earnings of the Savings Bank                                               $      32,364
        Interest income                                                                                          429,754
        Interest expense                                                                                          (5,804)
        Noninterest income                                                                                           313
        Noninterest expense                                                                                     (140,352)
---------------------------------------------------------------------------------------------------------------------------

        Income before income taxes                                                                               316,275

        Income tax expense                                                                                        96,600
---------------------------------------------------------------------------------------------------------------------------

        Net income                                                                                         $     219,675
---------------------------------------------------------------------------------------------------------------------------

                            STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------

        Operating activities:
           Net income                                                                                     $        219,675
           Equity in undistributed earnings of the Savings Bank                                                    (32,364)
           Amortization of premiums                                                                                 10,295
           Increase in other assets                                                                               (262,259)
           Increase in accrued interest receivable                                                                (138,412)
           Increase in other liabilities                                                                           213,011
---------------------------------------------------------------------------------------------------------------------------

        Net cash provided by operating activities                                                                    9,946
---------------------------------------------------------------------------------------------------------------------------

        Investing activities:
           Purchase of capital stock of the Savings Bank                                                        (9,991,050)
           Origination of ESOP loan receivable                                                                  (2,010,200)
           Purchase of mortgage-backed securities available for sale                                           (10,174,580)
           Principal repayments on mortgage-backed securities available for sale                                   469,078
           Proceeds from sales of mortgage-backed securities available for sale                                  1,018,602
           Purchase of investment in mutual funds                                                               (1,016,437)
---------------------------------------------------------------------------------------------------------------------------

        Net cash used in investing activities                                                                  (21,704,587)
---------------------------------------------------------------------------------------------------------------------------

        Financing activities:
           Net proceeds of common stock issued                                                                  21,992,300
---------------------------------------------------------------------------------------------------------------------------

        Net increase in cash and cash equivalents                                                                  297,659

        Cash and cash equivalents at beginning of period                                                                -
---------------------------------------------------------------------------------------------------------------------------

        Cash and cash equivalents at end of period                                                        $        297,659
---------------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

================================================================================



(18)    QUARTERLY RESULTS OF  OPERATIONS (UNAUDITED)

        The following table sets forth certain unaudited income and expense and per share data on a quarterly basis for the periods indicated:

----------------------------------------------------------------------------------------------------------------------------

                                             Eleven months ended June 30, 1997                Year ended July 31 1996
                                             ---------------------------------                -----------------------
                                        1st qtr.   2nd qtr.   3rd qtr   2 months      1st qtr.  2nd qtr.  3rd qtr.  4th qtr.
----------------------------------------------------------------------------------------------------------------------------
                                                                (In thousands, except per share data)

        Interest income                $   3,192     3,425      3,488      2,362         3,264     3,358     3,309   3,223

        Interest expense                   2,009     1,984      1,844      1,284         2,081     2,204     2,107   2,058
----------------------------------------------------------------------------------------------------------------------------

        Net interest income
           before provision
           for loan losses                 1,183     1,441      1,644      1,078         1,183     1,154     1,202   1,165
----------------------------------------------------------------------------------------------------------------------------

        Provision for loan losses             -         -          -          -             -         -          4     134

        Net interest income after
           provision for loan
           losses                          1,183     1,441      1,644      1,078         1,183     1,154     1,198   1,031
----------------------------------------------------------------------------------------------------------------------------

        Noninterest income                   110        59         74         38           108        79        58     240

        Noninterest
           expense (1)                     2,087     1,157      1,157        894         1,162     1,200     1,145   1,201
----------------------------------------------------------------------------------------------------------------------------

        Income (loss) before
           income tax expense
           (benefit)                        (794)      343        561        222           129        33       111      70

        Income tax expense
           (benefit)                        (270)      117        190         75            44        12        37      24
----------------------------------------------------------------------------------------------------------------------------

        Net income (loss)              $    (524)      226        371        147            85        21        74      46
----------------------------------------------------------------------------------------------------------------------------

        Earnings (loss)
           per share (2)               $     N/A     0.05       0.16       0.06            N/A       N/A       N/A     N/A
----------------------------------------------------------------------------------------------------------------------------

        Cash dividends
           declared per share          $      -         -          -          -             -         -         -       -
----------------------------------------------------------------------------------------------------------------------------

(1) First quarter noninterest expense for 1997 includes a one-time special assessment charge resulting from legislation passed on September 30, 1996, regarding the Savings Association Insurance Fund. To cover the special assessment called for by the legislation, the Company recorded a pre-tax charge of $936,000.

(2) Earnings per share information for 1996 and the first quarter of fiscal 1997 cannot be computed because the Company did not issue stock until December 19, 1996.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth the names of the Company's directors, their ages and the year in which each became a director of the Company. There are no arrangements or understandings between the Company and any director pursuant to which such person was elected or nominated to be a director of the Company.


                                                       POSITIONS HELD WITH             DIRECTOR              TERM
NAME                                  AGE(1)               THE COMPANY                 SINCE(2)            EXPIRES
----                                  ------      -----------------------------       ----------           -------
George M. Briody..................      70       President, Director                     1951                1997
F. Gregory Opelka.................      69       Executive Vice                          1972                1997
                                                 President, Director
Maurice F. Leahy..................      67       Director                                1978                1999
Eugene W. Pilawski................      74       Director                                1990                1998
Joseph J. Nimrod..................      68       Director                                1978                1997
Walter E. Powers, M.D.............      69       Director                                1977                1998
William B. O'Connell..............      74       Director                                1989                1999

(1) At June 30, 1997.
(2) Includes terms as a director of Fairfield Savings Bank, F.S.B.

EXECUTIVE OFFICERS

         The executive officers of the Company are Mr. Briody and Mr. Opelka, who are directors of the Bank and the Company, and Mr. McCue, Mr. Cahill, Mr. Jones and Mr. Maher, who are not directors of the Bank or the Company. Officers are re-elected by the Board of Directors annually.

BIOGRAPHICAL INFORMATION

         Positions held by a director or executive officer have been held for at least the past five years unless stated otherwise.

         DIRECTORS

         GEORGE M. BRIODY serves as the President and a director of the Bank and the Company. Mr. Briody has been involved in the financial institutions industry for more than 40 years and has served as President of the Bank since 1966 and as a director since 1951. He also has served as a director of the Chicago Area Council, the Illinois Savings and Loan League, the FHLB of Chicago, the U.S. League of Savings Institutions, Inc. and Electronic Funds Transfer Corporations I and II. Mr. Briody is currently a member of the Central Savings and Loan Group. He is also a member of the Illinois and Chicago Bar Associations. He is a past president of the Central Savings and Loan Group and the Illinois Savings and Loan League. Mr. Briody and Mr. Opelka are brothers-in-law.

         F. GREGORY OPELKA serves as the Executive Vice President and a director of the Bank and the Company. Mr. Opelka joined the Bank in 1954 and has served as a director since 1972. He is a member of the Appraisal Institute and holds Member, Senior Real Estate Analyst, and Senior Residential Appraiser designations. He is currently a director of the Market Data Center and an appraisal consultant authoring "Appraisal Report," a quarterly article for the America's Community Banker's member magazine.
Mr. Opelka and Mr. Briody are brothers-in-law.

         MAURICE F. LEAHY serves as a director of the Bank and the Company and has been a director of the Bank since 1978. Now retired, he was an account executive for P.M.P. Sales, Inc., a meat and poultry broker. Previously he owned and operated a meat and poultry retail business for more than 25 years.

         EUGENE W. PILAWSKI joined the Bank in 1949 and serves as a director of the Bank and the Company. Now retired, he had served as Senior Vice President of the Bank from 1987 to 1992. Prior to this promotion, he served as Vice President and Senior Loan Officer. He was elected to the Board of Directors in September, 1990. Mr. Pilawski is a member of the Chicago Bar Association. Mr. Pilawski and Dr. Powers are brothers.

         JOSEPH J. NIMROD serves as a director of the Bank and the Company and has been a director of the Bank since 1978. Mr. Nimrod is the owner of Joseph Nimrod Decorating Inc., a painting and paperhanging business. He also serves as an officer and a director of the Painters and Decorators Contractors Association and is Chairman of the Washburn Apprentice School of Painting.

         WALTER E. POWERS, M.D. serves as a director of the Bank and the Company and has served as a director of the Bank since 1977. Dr. Powers, now retired, was a radiologist-flight surgeon for United Airlines, Inc. from 1973 to 1985. He is a member of the American Medical Association, Illinois State Medical Society, Chicago Medical Society, American College of Radiology, Radiology Society of North America and Illinois Radiology Society. Dr. Powers and Mr. Pilawski are brothers.

         WILLIAM B. O'CONNELL serves as a director of the Bank and the Company and has served as a director of the Bank since November, 1989. Immediately prior thereto, Mr. O'Connell served as a Chairman of U.S. League Management Services, Inc. (the "League"), a coordinating organization for the special service projects of the U.S. League of Savings Institutions, Inc. He served as President of the League from 1980 to 1988.

         EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         TIMOTHY L. MCCUE, age 51, has served as the Bank's Vice President, Chief Financial Officer since December 1984. He is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Mr. McCue is the Regional District Director for Financial Managers Society.

         ROBERT JONES, age 54, has served as the Bank's Vice President, Chief Savings Officer since April 1987.

         MICHAEL CAHILL, age 43, has served as Vice President, Controller of the Bank since 1986.

         JEROME A. MAHER, age 62, joined the Bank in June, 1996, and has served as Vice President and Chief Lending Office since February, 1997. Mr. Maher served as Vice President and director of Covenant Mortgage Corporation from March 1994 to September 1996 and as a Senior Vice President of Hanover Capital Mortgage Corporation from July 1993 to February 1994. Prior to that, Mr. Maher was an Executive Vice President and director of Labe Federal Savings and Loan Association.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS OF THE COMPANY AND THE BANK

         The Board of Directors of the Bank meets on a monthly basis and may have additional special meetings from time to time. During the fiscal year ended June 30, 1997 (a short fiscal year consisting of 11 months), the Board of Directors met 11 times. No current director attended fewer than 75% of the total number of Board meetings and committee meetings of which such director was a member.

         The Company and the Bank have established the following committees of each of their respective Boards of Directors:

         The MANAGEMENT SALARY COMPENSATION COMMITTEE of both the Company and the Bank consists of Messrs. Powers, Leahy and Nimrod. Each such committee reviews and makes recommendations to the Board regarding the compensation for the Executive Officers.

         The AUDIT COMMITTEE of both the Company and the Bank consists of Messrs. Nimrod, Powers and O'Connell. The Audit Committee meets periodically with its independent Certified Public Accountants to arrange the Company's annual financial statement audit and to review and evaluate recommendations made during the annual audit. The Audit Committee also reviews the regulatory reports of examination.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain officers, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Other than the statement of changes in beneficial ownership of securities on Form 4 for Mr. Nimrod, which was accurate in all respects but was filed on June 16, 1997, based solely on a review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that, during the last fiscal year, all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.


ITEM 11.          EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

         FEE ARRANGEMENTS. Currently, each director of the Bank receives a monthly fee of $900. The aggregate amount of fees paid to such directors by the Bank for the year ended June 30, 1997 was approximately $69,300. No additional fees are paid for attendance at board committee meetings. Directors of the Company are not separately compensated for their services as such. Directors have also been granted options under the Stock Option Plan. Effective on June 24, 1997, each person who is an Eligible Director on such date was granted a NQSO to purchase 10,051 Shares. Such Options have an Exercise Price of $15.625 and an Exercise Period commencing on the date of grant and expiring on the earliest of (i) the date such Eligible Director ceases to be an Eligible Director due to a removal for cause (in accordance with the bylaws) of the Bank or the Company, as applicable and (ii) the last day of the ten-year period commencing on the date the Option was granted. On the first anniversary of the date of grant and on each anniversary thereof until all 10,051 Shares subject to the grant are exercisable, the Option will become exercisable as to 20% of the Shares as to which such Eligible Director's outstanding Option has been granted. In the event of the Option holder's termination of service due to death or disability (as defined in the Option Plan), all optioned Shares not previously exercisable will automatically become exercisable and remain exercisable for the balance of the original ten year term.

EXECUTIVE COMPENSATION

         COMPENSATION DECISIONS. Officers of the Company and the Bank are compensated by the Bank and are not separately compensated by the Company. Decisions regarding executive compensation are made by the Bank's Board of Directors based on recommendations of the Management Salary Compensation Committee, the membership of which excludes those directors employed by the Bank. Under this structure, no interlocks exist between members of the Management Salary Compensation Committee and employees of the Bank.

         CASH COMPENSATION. The following table sets forth the cash compensation paid by the Bank for services rendered in all capacities during the fiscal year ended June 30, 1997, to the Chief Executive Officer and all executive officers of the Bank who received compensation in excess of $100,000 (the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE


                                                                                                    LONG TERM COMPENSATION
                                                      ANNUAL COMPENSATION(1)                       AWARDS                 PAYOUTS
                                                                            OTHER     RESTRICTED
                                                                           ANNUAL        STOCK                   LTIP   ALL OTHER
       NAME AND PRINCIPAL                                               COMPENSATION    AWARDS     OPTIONS     PAYOUTS COMPENSATION
            POSITIONS                YEAR     SALARY($)     BONUS($)       ($)(3)       ($)((4)      (#)        ($)(4)      ($)(5)
--------------------------------     ----     ---------     --------   ------------- ------------   -----      ------- -----------
George M. Briody, President.....     1997    $147,840     $14,888            --          --         55,280       --        $25,384
                                     1996    $157,180     $14,550            --          --          --          --         14,907

F. Gregory Opelka, Executive Vice    1997    $ 97,850     $ 9,485            --          --         37,693       --        $16,153
   President....................     1996    $103,145     $ 9,240            --          --          --          --          9,376

Timothy L McCue, Vice President    1997(2)   $ 87,276     $ 8,351            --          --         37,691       --        $14,136
   and Chief Financial Officer..     1996    $ 91,810     $ 8,130            --          --          --          --          8,220


(1) Under Annual Compensation, the column titled "Salary" includes base salary, director's and management's fees and payroll deductions for health insurance under the Bank's health insurance plan for the 11 months ended June 30, 1997.
(2) Figures for the fiscal year ended June 30, 1997 represent amounts paid for the period of 11 months coinciding with the short fiscal year. If the annual salary and bonus reported for Mr. McCue reflected compensation for a full 12-month period, the aggregate of Mr. McCue's annual salary and bonus for fiscal 1997 would have exceeded $100,000.
(3) For 1997, there were no: (a) perquisites with an aggregate value for any named individual in excess of the lesser of $50,000 or 10% of the total of the individual's salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; or (d) preferential discounts on stock.
(4) For the years reported, the Company did not maintain any restricted stock or long-term incentive plan.
(5) Includes (a) employer contributions to the Profit Sharing and Savings Plan for 1997 and 1996 as follows: Mr. Briody, $7,566 and $14,907; Mr. Opelka, $4,817 and $9,376; and Mr. McCue, $4,219 and $8,220; and (b) allocations of Common Stock under the Employee Stock Ownership Plan (valued using a price per share of $16.125, the closing sales price for shares of Common Stock on the NASDAQ Stock Market on June 30, 1997) for 1997 and 1996 as follows: Mr. Briody, $17,818 and $0; Mr. Opelka, $11,336 and $0; and Mr. McCue, $9,917
     and $0.


EMPLOYMENT AGREEMENTS

         Effective December 19, 1996, the Company and the Bank entered into Employment Agreements with each of Messrs. Briody, Opelka, McCue, Jones, and Cahill (the "Senior Executives"). These Employment Agreements establish the respective duties and compensation of the Senior Executives and are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of the Senior Executives.

         The Employment Agreements provide for three-year terms. The Bank's Employment Agreements provide that, commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors may, with the Senior Executive's concurrence, extend the Employment Agreements for an additional year, so that the remaining terms shall be three years, after conducting a performance evaluation of the Senior Executive. The Company's Employment Agreements provide for automatic daily extensions such that the remaining terms of the Employment Agreements shall be three years unless written notice of non-renewal is given by the Board of Directors or the Senior Executive. The Employment Agreements provide that the Senior Executive's base salary will be reviewed annually. This review will be performed by the Compensation Committee, and the Senior Executive's base salary may be increased on the basis of such officer's job performance and the overall performance of the Bank. The Employment Agreements also provide for, among other things, entitlement to participation in stock, retirement and welfare benefit plans and eligibility for fringe benefits applicable to executive personnel such as a company car and fees for club and organization memberships deemed appropriate by the Bank or Company and each Senior Executive. The

Employment Agreements provide for termination by the Bank or the Company at any time for cause as defined in the Employment Agreements.

         In the event the Bank or the Company chooses to terminate the Senior Executive's employment for reasons other than for cause, or in the event of the Senior Executive's resignation from the Bank and the Company for the reasons specified in the Employment Agreements, the Senior Executive would be entitled to a lump sum cash payment in an amount equal to the present value of the remaining cash compensation due to the Senior Executive and the additional contributions or benefits that would have been earned under any employee benefit plans of the Bank or the Company during the remaining terms of the Employment Agreements and payments that would have been made under any incentive compensation plan during the remaining terms of the Employment Agreements. The Bank and the Company would also continue the Senior Executive's life, health and any disability insurance or other benefit plan coverage for specified periods. Reasons specified as grounds for resignation for purposes of the Employment Agreements are: failure to elect or re-elect the Senior Executive to such officer's offices; failure to vest in the Senior Executive the functions, duties or authority associated with such offices; any material breach of contract by the Bank or the Company which is not cured within 30 days after written notice thereof; and, following a Change of Control (as defined in the Employment Agreements), demotion, loss of title, office or significant authority or responsibility, any reduction in any element of compensation or benefits, any adverse change of location of the principal place of employment or working conditions. In general, for purposes of the Employment Agreements and the plans maintained by the Company or the Bank, a "change of control" will generally be deemed to occur when a person or group of persons acting in concert acquires beneficial ownership of 25% or more of any class of equity security of the Company or the Bank, upon shareholder approval of a merger or consolidation or a change of the majority of the Board of Directors of the Company or the Bank or upon liquidation or sale of substantially all the assets of the Company or the Bank.

         Payments to the Senior Executives under the Bank's Employment Agreements will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment under the Company's Employment Agreements would be made by the Company. To the extent that payments under the Company's Employment Agreements and the Bank's Employment Agreements are duplicative, payments due under the Company's Employment Agreements would be offset by amounts actually paid by the Bank. Senior Executives would be entitled to reimbursement of certain costs incurred in interpreting or enforcing the Employment Agreements.

         Cash and benefits paid to a Senior Executive under the Employment Agreements, together with payments under other benefit plans following a "change of control" of the Bank or the Company, may constitute an "excess parachute" payment under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), resulting in the imposition of a 20% excise tax on the recipient and the denial of the deduction for such excess amounts to the Company and the Bank. The Company's Employment Agreements include a provision indemnifying each Senior Executive on an after-tax basis for any "golden parachute" excise taxes.

BENEFITS

         MANAGEMENT BONUS PROGRAM FOR THE SENIOR MANAGEMENT OFFICERS. In fiscal year 1995, the Board of Directors of the Bank adopted an annual bonus program applicable to senior management officers (the "SMO"). Amounts awarded as the annual bonus under the SMO are determined at the discretion of the Compensation Committee of the Board considering such factors as completion of specific goals or projects, financial performance compared to a peer group, amount and type of classified assets and a comparison of the officer's compensation to peer group officers. The minimum guidelines for Bank financial performance necessary to trigger an award is a return on assets in excess of a designated amount for each applicable fiscal year. No annual awards were made for fiscal years 1996 or 1997.

         PENSION PLAN. The Bank maintains the Fairfield Savings Bank Retirement Plan, a non-contributory, tax-qualified defined benefit pension plan (the "Pension Plan") for eligible employees. All employees with more than 1,000 hours of service per year, except leased employees, who have attained age 21 and completed one year of service are eligible to participate in the Pension Plan. The Pension Plan provides a benefit for each participant, including executive officers named in the Summary Compensation Table above. The benefit is equal to an amount (A) minus (B) where (A) is an amount equal to (i) 2% of the participant's final average compensation multiplied by the participant's projected benefit service, reduced by (ii) the participant's social security offset allowance, and such result multiplied by (iii) a fraction, the numerator of which equals the participant's benefit service and the denominator of which is the participant's projected benefit service, and (B) is the amount to which the participant is entitled under the Fairfield Savings and Loan Association Pension Plan (the predecessor of the Pension Plan). A participant's social security offset allowance shall equal 0.6% multiplied by the participant's years of projected benefit service not in excess of 35 years, multiplied by the lesser of the participant's (i) final average offset compensation or (ii) covered compensation, divided by twelve.

         Final average offset compensation is the monthly average of a participant's compensation over sixty (60) consecutive months of employment out of the participant's last 120 month period of employment during which the participant's compensation is the highest. A participant is fully vested in his or her pension after five years of service. The Pension Plan is funded by the Bank on an actuarial basis, and all assets are held in trust by the Pension Plan trustee. The following table illustrates the annual benefit payable upon normal retirement at age 65 in the normal form of benefit under the Pension Plan (a straight life annuity) at various levels of annual compensation (12 times final average offset compensation) and years of service under the Pension Plan. The amounts in the table are subject to a social security benefit offset allowance and further reduction by the amount to which a participant is entitled under the Fairfield Savings and Loan Association Pension Plan, a predecessor qualified plan.


                                            YEARS OF SERVICE AT RETIREMENT
   ANNUAL AVERAGE               ---------------------------------------------------------------------------------------
    COMPENSATION                      15               20                25                 30                 35
-------------------------       ---------------- ----------------  -----------------  ----------------- ---------------

$    125,000                    $     37,500     $     50,000      $     62,500       $     75,000      $     87,500
   150,000(1)                         45,000           60,000            75,000             90,000           105,000
   175,000(1)                         52,500           70,000            87,500            105,000         122,500(2)
   200,000(1)                         60,000           80,000           100,000          120,000(2)        140,000(2)

-----------------

(1) For the Pension Plan year ended June 30, 1997, the annual compensation for calculating benefits may not exceed $150,000 (as adjusted for subsequent years pursuant to Code provisions).

(2) For the Pension Plan year ended June 30, 1997, the maximum annual benefit under the Pension Plan may not exceed $120,000. The maximum annual benefit will be adjusted in subsequent years pursuant to Code provisions.

         The following table sets forth the years of credited service and the final average compensation (as defined above) determined as of June 30, 1997, the end of the 1997 plan year, for each of the individuals named in the Summary Compensation Table. The final average compensation includes the base salary component of the figures shown in the salary column of the Summary Compensation Table.




                       YEARS OF CREDITED SERVICE           FINAL AVERAGE
                   YEARS                MONTHS              COMPENSATION
                   -----                ------              ------------
Mr. Briody.......    47                   0                 $   137,596
Mr. Opelka.......    42                   7                      88,891
Mr. McCue........    12                   6                      78,259

         PROFIT SHARING AND SAVINGS PLAN. The Bank maintains a Profit Sharing and Savings Plan, which permits salaried employees with at least one year of service to make pre-tax salary deferrals under section 401(k) of the Code and after-tax contributions under section 401(a) of the Code. Salary deferrals are made by election and are limited to 15% of compensation up to $150,000 (for
1996), or to a limit imposed under the Code ($9,500 for 1996). The Bank makes matching contributions equal to 25% of the amount of salary contributions, up to 6% of salary. The Profit Sharing and Savings Plan also provides for discretionary contributions as the Bank may determine. For plan years beginning prior to August 1, 1996, the Profit Sharing and Savings Plan required the Bank to contribute annually an amount equal to 2% of the base annual salary of participants. Employer contributions, other than matching contributions, were discontinued on a prospective basis in connection with the implementation of the ESOP described herein.

         The Profit Sharing and Savings Plan permits the investment of Plan assets in Common Stock of the Company. In addition, participating employees may elect to invest all or any part of their account balances in the Company's Common Stock. Common Stock held by the Profit Sharing and Savings Plan may be newly issued or treasury shares acquired from the Company or outstanding shares purchased in the open market or in privately negotiated transactions. All Common Stock held by the Profit Sharing and Savings Plan is held by an independent trustee and allocated to the accounts of individual participants. Participants control the exercise of voting and tender rights relating to the Common Stock held in their accounts.

         EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST. The Company has established, and the Bank has adopted for the benefit of eligible employees, an ESOP and related trust which became effective December 19, 1996. Substantially all employees of the Bank or the Company who have attained age 21 and have completed one year of service may be eligible to become participants in the ESOP. The ESOP purchased eight percent (8%) of the Common Stock issued in the Conversion. Although contributions to the ESOP are discretionary, the Company and the Bank intend to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirement on the debt. This loan is for a term of 10 years, with interest at the rate of 8% per annum and level annual payments of principal plus accrued interest, designed to amortize the loan over its term. The loan also permits optional prepayments. The Company and the Bank may make additional annual contributions to the ESOP to the maximum extent deductible for federal income tax purposes.

         Shares purchased by the ESOP are initially pledged as collateral for the loan and will be held in a suspense account until released for allocation among participants in the ESOP as the loan is repaid. The pledged shares will be released annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares will be allocated among the accounts of participants on the basis of the participants' total compensation (before deductions for pre-tax contributions to benefit plans) for the year of allocation. Benefits generally become vested at the rate of 20% per year beginning on completion of a participant's third year of service with 100% vesting after seven years of service (including past service). Participants also become immediately vested upon termination of employment due to death, retirement at age 65 or older, permanent disability or upon the occurrence of a change of control. Forfeitures of unvested amounts will be reallocated among remaining participating employees in the same proportion as contributions.

         In connection with the establishment of the ESOP, a Plan Administrator was appointed to administer the ESOP (the "Plan Administrator"). The Plan Administrator may instruct the ESOP Trustee regarding investment of funds contributed to the ESOP. The ESOP Trustee, subject to their fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Under the ESOP, unallocated shares will be voted in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock as long as such vote is in accordance with the provisions of ERISA.

         The ESOP may purchase additional shares of Common Stock in the future, in the open market or otherwise, and may do so either on a leveraged basis with borrowed funds or with cash dividends, periodic employer contributions or other cash flow. Whether such purchases will be made and the terms and conditions of any such purchases will be determined by the ESOP's fiduciaries taking into account such factors as they consider relevant at the time, including their judgment as to the attractiveness of the Common Stock as an investment, the price at which Common Stock may be purchased and, in the case of leveraged purchases, the terms and conditions on which borrowed funds are available and the willingness of the Company or the Bank to offer purchase money financing or guarantee purchase money financing offered by third parties.

         STOCK OPTION PLAN. The Board of Directors of the Company has adopted the Big Foot Financial Corp. 1997 Stock Option Plan. The Plan was approved by the shareholders of the Company at a Special Meeting of the shareholders on June 24, 1997.

The following table summarizes the grants that were made to the Named Executive Officers during fiscal 1997.

                                       OPTION/SAR GRANTS IN FISCAL YEAR 1997
                                       -------------------------------------

                                     INDIVIDUAL GRANTS
                                ----------------------------                                   POTENTIAL RELIZABLE
                                                PERCENT OF                                   VALUE OT ASSUMED ANNUAL
                                 NUMBER OF         TOTAL                                      RATE OF STOCK PRICE
                                SECURITIES     OPTIONS/SARS                                     APPRECIATION FOR
                                UNDERLYING      GRANTED TO                                         OPTION TERM
                               OPTIONS/SARS      EMPLOYEES      EXERCISE OR                    ----------------------
                                  GRANTED       FISCAL YEAR     BASE PRICE   EXPIRATION         5%            10%
            NAME                    (#)             (%)       ($ PER SHARE)     DATE            ($)           ($)
---------------------------- --------------- -------------- -------------- ---------------- ----------- -------------
George M. Briody                  55,280       27.50%           15.625      6/23/2007          543,208     1,376,595

F. Gregory Opelka                 37,693       18.75            15.625      6/23/2007          370,389       938,640

Timothy L. McCue                  37,691       18.75            15.625      6/23/2007          370,370       938,590

------------------
(1) All options were granted on June 24, 1997, the date of shareholder approval of the 1997 Stock Option Plan and vests at the rate of 20% per year beginning on June 23, 1998, with accelerated vesting in the case of death or disability while in the service of the Company or the Bank.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended June 30, 1997, the Compensation Committee consisted of Messrs. Powers, Leahy and Nimrod. During the 1997 fiscal year there were no interlocks, as defined under the rules and regulations of the SEC, between members of the Compensation Committee or executive officers of the Company and corporations with respect to which such persons are affiliated, or otherwise.

         The following table provides certain information with respect to the number of shares of Common Stock acquired through the exercise of, or represented by, outstanding stock options held by the Named Executive Officers on June 30, 1997. Also reported is the value of any "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of Common Stock, which was $16.125 per share.

                                       FISCAL YEAR END OPTION/SAR VALUES
                                       ---------------------------------
                                           NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                          OPTIONS/SARS AT FISCAL             OPTIONS/SARS AT FISCAL
                                                 YEAR-END                           YEAR-END
                                                    (#)                                ($)
              NAME(1)               EXERCISABLE/UNEXERCISABLE             EXERCISABLE/UNEXERCISABLE(2)
----------------------------------- -------------------------          -------------------------------
George M. Briody                                 0/55,280                        0/$27,640
F. Gregory Opelka                                0/37,693                        0/$18,847
Timothy L. McCue                                 0/37,691                        0/$18,846

---------------------

(1) None of the Named Executive Officers exercised options during the fiscal year ended June 30, 1997.

(2) Of the total outstanding stock options held by Mr. Briody, Mr. Opelka, and Mr. McCue, all of the unexercisable options are "in-the-money" options.

         The Company has reserved 251,275 shares of Company Common Stock for issuance upon exercise of Options. Such Shares may be authorized and unissued shares or shares previously issued and reacquired by the Company. Any Shares subject to options under the Option Plan which expire or are terminated, forfeited or cancelled without having been exercised or vested in full, shall again be available to support additional grants under the Option Plan.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

PRINCIPAL SHAREHOLDERS OF THE COMPANY

         The following table sets forth, as of June 30, 1997, certain information as to the Common Stock beneficially owned by persons owning in excess of 5% of the outstanding shares of Common Stock. Management knows of no person, except as listed below, who beneficially owned more than 5% of the Company's outstanding shares of Common Stock as of June 30, 1997. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission (the "SEC") and with the Company pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under "Security Ownership of Management," in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of the table, of any shares of Common Stock (1) over which he has or shares, directly or indirectly, voting or investment power, or (2) of which he has the right to acquire beneficial ownership at any time within 60 days after May 1, 1997. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of such shares.


   NAME AND ADDRESS OF                    AMOUNT AND NATURE OF
      BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP      PERCENT
      ----------------                    --------------------      -------
Big Foot Financial Corp. Employee Stock         201,020(1)            8.0%
Ownership Plan Trust
1190 RFD, Long Grove, IL  60047
---------------------

(1) The ESOP is administered by a Plan Administrator, who is an employee of the Company appointed by the Board of Directors. The assets of the ESOP are held in a trust (the "ESOP Trust") for which George M. Briody, Timothy L. McCue and F. Gregory Opelka serve as interim trustees (the "Trustees"). The Company is in the process of appointing an unrelated corporate trustee. Under the terms of the ESOP, the Trustees vote the shares held by the ESOP Trust based upon directions received from the participants in the ESOP. As of June 30, 1997, 10,501 shares had been allocated to participants, and 190,519 shares were unallocated. Under the terms of the ESOP, each participant may direct the voting of the shares allocated to such participant. The remaining shares are voted in the same manner and proportion as the shares allocated, so long as such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information with respect to the shares of Common Stock beneficially owned by each Director of the Company, by each Named Executive Officer of the Company identified in the Summary Compensation Table included elsewhere herein and by all directors and executive officers of the Company or the Company's wholly-owned subsidiary, the Bank, as a group as of June 30, 1997. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of Common Stock indicated.


                                                                                AMOUNT AND             PERCENT OF
                                                                                 NATURE OF               COMMON
                                                                                BENEFICIAL                STOCK
NAME                                                TITLE (1)                  OWNERSHIP(2)           OUTSTANDING(3)
----                                                ---------                  ------------          ---------------
George M. Briody(4)(5)                 President and Director                       31,232                 1.2%
F. Gregory Opelka(5)(6)                Executive Vice President and                 25,703                    *
                                       Director
Maurice F. Leahy(7)                    Director                                      5,000                    *
Eugene W. Pilawski(8)                  Director                                     20,650                    *
Joseph J. Nimrod(9)                    Director                                     30,700                 1.2%
Walter E. Powers, M.D.(10)             Director                                     10,063                    *
William B. O'Connell(11)               Director                                     15,000                    *
Timothy L. McCue(5)(12)                Vice President and Chief                     16,151                    *
                                       Financial Officer
All directors and executive
officers as a group                                                                362,712                14.4%
(11 persons)(5)(13)

*    Less than 1.0% of outstanding Common Stock.
(1)  Titles are for both the Company and the Bank.
(2) See "Principal Shareholders of the Company" for a definition of "beneficial ownership."
(3) Percentages with respect to each person or group of persons have been calculated on the basis of 2,512,750 shares of Common Stock, the number of shares of Common Stock outstanding as of June 30, 1997. No officer or director has the right to acquire beneficial ownership of additional shares of Common Stock within 60 days after June 30, 1997.
(4) Includes 8,872 shares over which Mr. Briody has shared voting and investment power. Also includes 1,255 shares held in Mr. Briody's spouse's individual retirement account as to which Mr. Briody has no voting and investment power and as to which Mr. Briody disclaims beneficial ownership.
(5) The amount of shares for all executive officers and directors as a group includes 190,519 shares held by the ESOP Trust that have not yet been allocated to the individual accounts of the executive officers as of June 30, 1997. Messrs. Briody, Opelka and McCue, in their capacity as interim trustees of the ESOP Trust, may be deemed to have shared voting power and sole investment power except in limited circumstances. The individual participants in the ESOP have shared voting power with the Trustees. Each of the Trustees disclaims ownership of such shares, and, accordingly, such shares are not attributed to the Trustees individually.
(6) Includes 6,000 shares held by Mr. Opelka's spouse and 4,000 shares held by Mr. Opelka's children, in both cases as to which Mr. Opelka has no voting or investment power and as to which Mr. Opelka disclaims beneficial ownership.
(7)  Includes 683 shares held by Mr. Leahy's spouse.
(8) Includes 15,000 shares as to which Mr. Pilawski has shared voting and investment power and 5,000 shares held by Mr. Pilawski's spouse and father-in-law. Also includes 650 shares held by Mr. Pilawski's spouse and children, as to which Mr. Pilawski disclaims beneficial ownership.
(9) Includes 6,500 shares over which Mr. Nimrod has shared voting and investment power. Also includes 3,750 shares held by Mr. Nimrod's spouse in an individual retirement account as to which Mr. Nimrod has no voting and investment power and as to which Mr. Nimrod disclaims beneficial ownership.
(10) Includes 700 shares over which Dr. Powers has shared voting and investment power. Also includes 2,899 shares held by Dr. Powers' spouse in an individual retirement account as to which Dr. Powers has no voting or investment power and as to which Dr. Powers disclaims beneficial ownership.
(11) Includes 15,000 shares held jointly with Mr. O'Connell's wife as to which Mr. O'Connell has shared voting power.
(12) Includes 536 shares held by Mr. McCue's spouse in an individual retirement account as to which Mr. McCue has no voting and investment power and as to which Mr. McCue disclaims beneficial ownership.
(13) Includes 190,969 shares over which the directors and executive officers share voting and investment power.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The FIRREA requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank has made loans or extended credit to executive officers and directors and also to certain persons related to executive officers and directors. All such loans were made by the Bank in the ordinary course of business and were not made with more favorable terms nor did they involve more than the normal risk of collectibility or present unfavorable features. The outstanding principal balance of such loans to directors, executive officers and their associates totaled $483,079 or 1.31% of the Company's stockholders' equity at June 30, 1997.

         The Company intends that all transactions in the future between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arm's-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K Listed below are all financial statements and exhibits filed as part of this report:

       a.     Financial Statements, Schedules, and Exhibits

       (1) The consolidated balance sheets of Big Foot Financial Corp. and subsidiary as of June 30, 1997 and July 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the eleven months ended June 30, 1997 and each of the years in the two-year period ended July 31, 1996, together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP, independent certified public accountants.

       (2)    Schedules omitted as they are not applicable.

       (3)    Exhibits

EXHIBIT NO.                       DESCRIPTION

 3.1          Article of Incorporation of Big Foot Financial Corp.*

 3.2          Bylaws of  Big Foot Financial Corp.*

 4.3          Specimen of Stock Certificate of Big Foot Financial Corp.*

10.1(a)       Employee Stock Ownership Plan of Big Foot Financial Corp.*
10.1(b)       ESOP Trust Agreement dated as of December 19, 1996.

10.2 Loan Agreement by and between Big Foot Financial Corp. Employee Stock Ownership Plan Trust and Big Foot Financial Corp. Made and Entered Into as of December 19, 1996, as amended.

10.3          Executive Employment Agreement between Big Foot Financial Corp.
              and George M. Briody.

10.4 Form of Executive Employment Agreement between Big Foot Financial Corp. and Executive Officers.

10.5 Employment Agreement between Fairfield Savings Bank, F.S.B. and George M. Briody.

10.6 Form of Employment Agreement between Fairfield Savings Bank, F.S.B. and Executive Officers.

10.7 Form of Employee Retention Agreement between Fairfield Savings Bank, F.S.B., Big Foot Financial Corp. and certain employees.

10.8 Lease Agreement of Fairfield Savings Bank, F.S.B. for Norridge Branch Office, dated April 29, 1976.*

10.9 Amended and Restated Severance Pay Plan of Fairfield Savings Bank, F.S.B. Adopted on September 17, 1996, Effective on December 19, 1996.

10.10(a) Fairfield Savings Bank Profit Sharing and Savings Plan (As amended and restated effective August 1, 1989).*
10.10(b)      Amendments No. 1 (dated September 21, 1993), No. 2 (dated July 19,
              1994) and No. 3 (dated November 18, 1996) to the Fairfield Savings Bank Profit Sharing and Savings Plan.

21.1          Subsidiaries of the Registrant.*

27.1 Financial Data Schedule (Submitted only with filing in electronic format).

* Incorporated herein by reference to Registration Statement No. 333-12083 on Form S-1 of Big Foot Financial Corp. filed with the Securities and Exchange Commission on September 16, 1996, as amended.

b.       Reports on Form 8-K - None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 1997.

Big Foot Financial Corp.

By:  /s/  George M. Briody
    ----------------------
          George M. Briody
          President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                       TITLE                                       DATE
/s/  George M. Briody                 President, Director                         September
------------------------------        (Principal Executive Officer)
     George M. Briody


/s/ F. Gregory Opelka                 Executive Vice President, Director          September 23, 1997
------------------------------
    F. Gregory Opelka


/s/ Timothy L. McCue                  Vice President, Chief Financial Officer     September 23, 1997
------------------------------
    Timothy L. McCue


/s/ Michael J. Cahill                 Vice President, Controller                  September 23, 1997
------------------------------
    Michael J. Cahill


/s/ Maurice F. Leahy                  Director                                    September 23, 1997
------------------------------
    Maurice F. Leahy

/s/ Eugene W. Pilawski                Director                                    September 23, 1997
------------------------------
    Eugene W. Pilawski

/s/ Joseph J. Nimrod                  Director                                    September 23, 1997
------------------------------
    Joseph J. Nimrod

/s/ Walter E. Powers, M.D.            Director                                    September 23, 1997
------------------------------
    Walter E. Powers, M.D.

/s/ William B. O'Connell              Director                                    September 23, 1997
------------------------------
    William B. O'Connell