Form 10-Q
period 1997-09-30
BIG FOOT FINANCIAL CORP
filed 1997-11-12
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-21491

                            Big Foot Financial Corp.
             (Exact name of registrant as specified in its charter)

     Illinois                                               36-4108480
-------------------------------                        --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         (Identification No.)


                       1190 RFD, Long Grove, IL 60047-7304
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 634-2100
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                                       NA
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
       1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                       Yes /X/                       No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                 OUTSTANDING AT

               CLASS                                   SEPTEMBER 30, 1997
               -----                                   ------------------
     Common Stock, Par Value $.01                         2,512,750

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

           Consolidated Statements of Financial Condition (Unaudited)
           September 30, 1997 and June 30, 1997......................... Page 3

           Consolidated Statements of Earnings (Unaudited) - Three months ended September 30, 1997 and 1996............................ Page 4

           Consolidated Statements of Cash Flows (Unaudited) - Three months ended September 30, 1997 and 1996............................ Page 5

           Notes to Unaudited Consolidated Financial Statements......... Page 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS................................ Page 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..... Page 12

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................................. Page 13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................... Page 13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................... Page 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ Page 13

ITEM 5.  OTHER INFORMATION.............................................. Page 13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... Page 13

         SIGNATURES

                                     ITEM 1.
                                     -------
                FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                 (In thousands)


                                                                                         September 30,          June 30,
                                         ASSETS                                              1997                 1997
                                                                                         -------------          --------

Cash and due from banks ..............................................................   $   2,315             $   2,191
Interest-earning deposits ............................................................       3,201                 1,701
Mortgage-backed securities held-to-maturity, at amortized cost .......................      45,156                47,376
Mortgage-backed securities available-for-sale, at fair value .........................      57,235                60,219
Investment in mutual funds, at fair value ............................................       1,209                 1,087
Loans receivable, net ................................................................      97,190                93,624
Accrued interest receivable ..........................................................       1,057                 1,051
Stock in Federal Home Loan Bank of Chicago, at cost ..................................       2,580                 2,480
Investment in real estate held for sale and development ..............................         262                   262
Real estate owned ....................................................................        --                    --
Office properties and equipment, net .................................................       4,703                 4,737
Prepaid expenses and other assets ....................................................         254                   168
                                                                                         ---------             ---------
Total assets .........................................................................   $ 215,162             $ 214,896
                                                                                         =========             =========

                                       LIABILITIES
Noninterest-bearing NOW accounts .....................................................   $   4,757             $   4,582
Interest-bearing NOW accounts ........................................................       7,151                 7,178
Money market demand accounts .........................................................      11,729                12,281
Passbook accounts ....................................................................      38,728                39,607
Certificates of deposit ..............................................................      59,640                59,333
                                                                                         ---------             ---------
Total savings deposits ...............................................................     122,005               122,981

Borrowed  money ......................................................................      51,600                49,600
Advance payments by borrowers for taxes and insurance ................................         616                 1,610
Accrued interest payable and other liabilities .......................................       3,331                 3,728
                                                                                         ---------             ---------
Total liabilities ....................................................................   $ 177,552             $ 177,919
                                                                                         ---------             ---------

                                    STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized; none issued ............        --                    --
Common Stock, $.01 par value, 8,000,000 shares authorized; 2,512,750
    shares issued and outstanding ....................................................          25                    25
Excess Common Stock, $.01 par value, 7,200,000 shares authorized; none issued ........        --                    --
Additional paid-in capital ...........................................................      24,077                24,039
Retained earnings-substantially restricted ...........................................      15,101                14,869
Unrealized gain (loss) on securities available-for-sale, net of tax ..................         317                   (46)
Common stock acquired  by the ESOP ...................................................      (1,910)               (1,910)
                                                                                         ---------             ---------
Total stockholders' equity ...........................................................      37,610                36,977
                                                                                         ---------             ---------
Total liabilities and stockholders' equity ...........................................   $ 215,162             $ 214,896
                                                                                         =========             =========

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                   (Unaudited)
                      (In thousands, except per share data)




                                                                 For the Three Months ended
                                                                        September 30,
                                                                -----------------------------
                                                                    1997             1996
                                                                --------------   ------------
                       INTEREST INCOME:
Mortgage-backed securities held-to-maturity ................    $   683               $   616
Mortgage-backed securities available-for-sale ..............        964                   983
Loans receivable ...........................................      1,853                 1,541
Interest-earning  deposits .................................         25                    28
FHLB of  Chicago stock .....................................         43                    35
                                                                -------               -------
Total interest income ......................................      3,568                 3,203
                                                                -------               -------
                       INTEREST EXPENSE:
Savings deposits ...........................................      1,191                 1,386
Borrowed money .............................................        776                   650
                                                                -------               -------
Total interest expense .....................................      1,967                 2,036
                                                                -------               -------
Net interest income before provision for loan losses .......      1,601                 1,167
Provision for loan losses ..................................       --                    --
                                                                -------               -------
Net interest income after provision for loan  losses .......      1,601                 1,167
                                                                -------               -------

                      NONINTEREST INCOME:
Service fees ...............................................         58                    55
Other ......................................................         10                    52
                                                                -------               -------
Total noninterest income ...................................         68                   107
                                                                -------               -------

                     NONINTEREST EXPENSE:
Compensation and benefits ..................................        669                   565
Office  occupancy ..........................................        276                   278
Federal deposit insurance premiums .........................         20                 1,020
Real estate held for development ...........................         11                    19
Professional  services .....................................        100                    54
Other ......................................................        238                    93
                                                                -------               -------
Total noninterest expense ..................................      1,314                 2,029
                                                                -------               -------
Income(loss) before income taxes ...........................        355                  (755)
Income tax expense (benefit) ...............................        123                  (257)

                                                                -------               -------
                       NET INCOME(LOSS): ...................    $   232               $  (498)
                                                                =======               =======

=============================================================================================
Earnings per share:
   Primary .................................................    $  0.10                   n/a



     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                                                    For the
                                                                                                              Three Months ended
                                                                                                                  September 30,
                                                                                                           -------------------------
                                                                                                              1997            1996
                                                                                                           ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................................................         $   232          $  (498)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation .....................................................................................             103               97
Net amortization of deferred loan fees ...........................................................             (20)             (18)
Net amortization of discounts and premiums .......................................................              65               65
Increase in prepaid expenses and other assets ....................................................             (86)            (187)
Increase in accrued interest receivable ..........................................................              (6)              (7)
Market adjustment for committed ESOP shares ......................................................              39             --
Increase (decrease) in accrued interest payable and other liabilities, net .......................            (397)             717
                                                                                                           -------          -------
Net cash provided by (used in) operating activities ..............................................             (70)             169
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable ..................................................................          (6,710)          (4,197)
Principal repayment of loans receivable ..........................................................           3,164            2,374
Principal repayments on mortgage-backed securities held-to-maturity ..............................           2,161            2,092
Principal repayments on mortgage-backed securities available-for-sale ............................           3,340            2,580
Purchase of investment securities available-for-sale .............................................            (122)            --
Purchase of stock in Federal Home Loan Bank of Chicago ...........................................            (100)            --
Purchase of office properties and equipment ......................................................             (69)            (129)
                                                                                                           -------          -------
Net cash provided by investing activities ........................................................           1,664            2,720
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in savings deposits .................................................................            (976)          (3,757)
Net increase (decrease) in borrowed money ........................................................           2,000             (300)
Decrease in advance payments by borrowers for taxes and insurance ................................            (994)            (977)
                                                                                                           -------          -------
Net cash provided by (used in) financing activities ..............................................              30           (5,034)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .............................................           1,624           (2,145)
Cash and cash equivalents at beginning of period .................................................           3,892            5,200
                                                                                                           -------          -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD................................................         $ 5,516          $ 3,055
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
            Interest .............................................................................           2,000            2,098
            Income taxes .........................................................................             120             --


     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of September 30, 1997 and June 30, 1997 and for the three month periods ended September 30, 1997 and 1996, respectively. The consolidated financial statements for periods prior to December 19, 1996 include only the accounts of the Bank. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1997, and the notes thereto included in the Company's Form 10-K.

     The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

     In connection with the conversion (see Note 2), the Bank changed its fiscal year end to June 30. The Company's and the Bank's 1997 fiscal year ended June 30, 1997. The Company believes it is appropriate to compare this year's fiscal quarter to the corresponding period in the prior year.

(2) CONVERSION TO STOCK FORM OF OWNERSHIP

     On May 21, 1996, the Board of Directors of the Bank adopted a Plan of Conversion ("Plan") (which was amended on September 17, 1996) whereby the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Plan was approved by the Office of Thrift Supervision (the "OTS") and by the Bank's members at a special meeting. The stock of the Bank was issued to the Company, which was formed in connection with the conversion. On December 19, 1996, shares of common stock of the Company were fully subscribed by eligible members of the Bank and the Company's Employee Stock Ownership Plan.

     The common stock was offered and sold at $10 per share. A total of 2,512,750 shares were sold. After giving effect to offering expenses of approximately $1,125,000 and the cost of 201,020 shares issued to the Company's tax qualified Employee Stock Ownership Plan, net proceeds from the conversion were $22.0 million.

         Capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on the Bank's capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Bank or its holding company for three years after conversion except for repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the OTS; or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria. The OTS approved the Company's stock repurchase program ("Repurchase Program") that was adopted by the Board of Directors of the Company on August 19, 1997. The Repurchase Program authorizes the Company to repurchase up to 125,637 shares, or five percent, of its 2,512,750 outstanding common shares. The Repurchase Program will commence as soon as practicable and continue for a period of up to six months. The repurchases, if any, will be made from time to time at the discretion of management. At September 30, 1997, the Company had not repurchased any shares of its common stock pursuant to the Repurchase Program.

(3) EARNINGS PER SHARE

         Earnings per share of common stock for the three months ended September 30, 1997 has been determined by dividing net income for the three months by 2,321,781, the weighted average number of primary shares of common stock. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

     The initial public offering was completed December 19, 1996. Accordingly, earnings per share calculations for the prior year period is not meaningful and is therefore not presented.

                                     ITEM 2
                                     ------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL
-------

     Big Foot Financial Corp. (the "Company"), an Illinois corporation, is the holding company for Fairfield Savings Bank, F.S.B. (the "Bank"), a federally chartered stock savings bank. On December 19, 1996, the Bank completed its conversion (the "Conversion") from a federally chartered mutual savings bank to a federally chartered stock savings bank, and all of the capital stock of the Bank was acquired by the Company. The Company issued and sold 2,512,750 shares of its common stock, $.01 par value, at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). Net proceeds from the Offering amounted to $22.0 million.

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

         In connection with the conversion, the Bank changed its fiscal year end to June 30. The Company's and the Bank's 1997 fiscal year ended June 30, 1997. The Company believes it is appropriate to compare this year's fiscal quarter to the corresponding period in the prior year.

         The selected financial ratios and other data of the Company set forth in the table on the next page are derived in part from, and should be read in conjunction with, the Financial Statements of the Company presented elsewhere in this report.

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)



                                                                         September 30,            June 30,
                                                                             1997                   1997
                                                                         -------------          -----------
SELECTED FINANCIAL CONDITION DATA:
     Total assets ......................................................   $215,162                $214,896
     Loans receivable (net) ............................................     97,190                  93,624
     Allowance for loan losses .........................................        300                     300
     Mortgage-backed securities ........................................    102,391                 107,595
     Savings deposits ..................................................    122,005                 122,981
     Borrowed funds ....................................................     51,600                  49,600
     Stockholders' equity ..............................................     37,610                  36,977


                                                                                    At or for the
                                                                                 Three Months ended
                                                                                    September 30,
                                                                             1997                  1996 (1)
                                                                         -------------           -----------
SELECTED OPERATING DATA:
     Net interest income before provision
          for loan losses ..............................................   $  1,601                $  1,167
     Net income (loss) .................................................        232                    (498)
     Net income excluding
          special SAIF assessment, net of tax ..........................        232                     119

SELECTED FINANCIAL RATIOS:
     Bank Capital ratios:
          Tangible .....................................................      12.26%                   7.18
          Core .........................................................      12.26                    7.18
          Risk-based ...................................................      33.92                   20.69
     Return on average assets (2)(3) ...................................       0.42                    0.24
     Return on average stockholders' equity (2)(3) .....................       2.49                    3.53
     Consolidated equity to assets at end of period ....................      17.48                    6.95
     Noninterest expense to average assets (2)(4) ......................       2.44                    2.25
     Nonperforming assets as a percent of total assets .................       0.09                    0.20
     Allowance for loan losses as a percent of total loans .............       0.31                    0.38
     Allowance for loan losses as a percent of
        non-performing loans ...........................................     150.80                   77.52

PER SHARE DATA:
     Primary earnings per share ........................................   $   0.10                     n/a
     Book value per share ..............................................      14.97                     n/a

STOCK QUOTES:
     High ..............................................................   $  17.875                    n/a
     Low ...............................................................      16.000                    n/a
     At September 30, 1997 .............................................      17.375                    n/a

---------------------------------------------------------------
     (1) Fairfield Savings Bank, F.S.B. only.
     (2) Three month results have been annualized.
     (3) 1996 results exclude special SAIF assessment of $617,000, net of tax.
     (4) 1996 results exclude special SAIF assessment of $936,000.

    COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND JUNE 30, 1997


         Total assets increased $266,000 from $214.9 million at June 30, 1997 to $215.2 million at September 30, 1997. The components of the Company's asset base also changed from June 30, 1997 to September 30, 1997. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $5.2 million from $107.6 million at June 30, 1997 to $102.4 million at September 30, 1997. This decrease is primarily due to principal repayments, as well as the market value adjustment for the available-for-sale portfolio changing from a loss to a gain during the three month period. An increase of $3.6 million in loans receivable was the result of loan originations of $6.7 million which exceeded loan repayments. Stock in the FHLB increased by $100,000 because the Bank had additional advances from the FHLB during the period. Borrowers are required to hold FHLB stock based upon outstanding advances from the FHLB, and stock purchases were made to meet the requirement.

         The allowance for loan losses at September 30, 1997 and June 30, 1997 was $300,000. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.31% and 0.32% at September 30, 1997 and June 30, 1997, respectively. At September 30, 1997 and June 30, 1997, the ratio of the allowance for loan losses to non-performing loans remained constant at 150.8%. The Bank had one non-performing loan amounting to approximately $199,000 at September 30, 1997 and June 30, 1997.

         Savings deposits declined $976,000 from June 30, 1997 to September 30, 1997; during this time, borrowed funds increased by $2.0 million. The decrease in saving deposits was attributable to a decline of $552,000 in Money Market Demand accounts and $879,000 in Passbook accounts. This decline was offset by an increase of $307,000 in Certificates of Deposits.

         Stockholders' equity increased $633,000 for the three months ended September 30, 1997. The increase was due primarily to a change from a loss to a gain on the available-for-sale portfolio of $363,000, and an increase of $232,000 in retained earnings, due to the quarter's net income.


           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996


         GENERAL. For the three months ended September 30, 1997, net income was $232,000 or $.10 per share, compared to a net loss of $498,000 for the three months ended September 30, 1996. The net loss for the three months ended September 30, 1996 included the one time after tax charge of $617,000 due to the special assessment recapitalizing the Savings Association Insurance Fund (the "SAIF"). Net income for the three months ended September 30, 1996 excluding the SAIF assessment would have been $119,000.

         INTEREST INCOME. Interest income increased $365,000 to $3.6 million for the three months ended September 30, 1997, compared to $3.2 million for the three months ended June 30, 1996. The average balance of interest-earning assets increased $21.4 million from $185.5 million for the three months ended September 30, 1996 to $206.9 million for the three months ended September 30, 1997. The majority of this increase was due to the receipt of the net proceeds of the Conversion. The average yield on the Bank's interest-earning assets decreased one basis point from 6.91% for the three months ended September 30, 1996 to 6.90% for the three months ended September 30, 1997.

         INTEREST EXPENSE. Interest expense decreased $69,000 to $2.0 million for the three months ended September 30, 1997, as compared to the same period in 1996. This decrease was due to a decrease in the cost of average interest-bearing liabilities resulting primarily from new certificates of deposit issued at lower rates than maturing certificates of deposit and lower average balances of interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased seven basis points from 4.70% for the three months ended September 30, 1996 to 4.63% for the three months ended September 30, 1997. The average balance of interest-bearing liabilities decreased $3.5 million to $168.5 million for the three months ended September 30, 1997 from $172.0 million for the three months ended September 30, 1996.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.6 million for the three months ended September 30, 1997 and $1.2 million for the comparable period in 1996. The average interest rate spread increased six basis points from 2.21% for the three months ended September 30, 1996 to 2.27% for the comparable period in 1997.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended September 30, 1997 and for the comparable period in 1996.

         NONINTEREST INCOME. Noninterest income was $68,000 for the three months ended September 30, 1997 compared to $107,000 for the three months ended September 30, 1996. Other noninterest income for the three months ended September 30, 1997 was $10,000, a decrease of $42,000 from the comparable period in 1996. The difference is due to a sale of assets at a profit in 1996, a non-recurring item.

         NONINTEREST EXPENSE. Noninterest expense decreased $715,000 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The FDIC deposit insurance premium was $1.0 million less than a year ago at $20,000 for the three months ended September 30, 1997. The Bank was assessed and paid to the FDIC a one-time special SAIF assessment of $936,000 in September 1996. After this special assessment, regular deposit insurance premiums were reduced. Compensation, professional services, and other expenses increased $104,000, $46,000 and $145,000, respectively, over the similar period last year; primarily due to new employee benefits, legal and audit expenses and franchise taxes, a consequence of creating and operating the Company as a public company; there were no similar costs in the first quarter of 1996.

         INCOME TAX EXPENSE. Income tax expense increased $380,000 from a tax benefit of $257,000 for the three months ended September 30, 1996 to a tax expense of $123,000 for the three months ended September 30, 1997. This increase was due to the increase of $1.1 million in pre-tax income. The effective tax rate was 34.6% and 34.0% for the three month periods ended September 30, 1997 and 1996, respectively.

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

         The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At September 30, 1997, the Bank's liquidity ratio was 41.56% and its short-term liquidity ratio was 3.01%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities in the portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the three months ended September 30, 1997 were the origination of mortgage loans, and other loans.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the three months ended September 30, 1997 and 1996.

         At September 30, 1997, the Bank had outstanding loan origination commitments of $2.3 million and unused lines of consumer credit of $512,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1997 totaled $39.8 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         At September 30, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $25.1 million, or 12.26% of total adjusted assets, which is above the required level of $3.1 million or 1.5%; core capital of $25.1 million, or 12.26% of total adjusted assets, which is above the required level of $6.1 million or 3.0%; and total risk-based capital of $25.4 million, or 33.92% of risk-weighted assets, which is above the required level of $6.0 million, or 8.0%.


                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         There has been no material change in market risk since June 30, 1997.

                                     PART II
                                OTHER INFORMATION


ITEM 1.       Legal Proceedings
              None

ITEM 2.       Changes in Securities and Use of Proceeds
              None

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


November 10, 1997