Form 10-Q
period 1997-12-31
BIG FOOT FINANCIAL CORP
filed 1998-02-13
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                                 OUTSTANDING AT
             CLASS                               DECEMBER 31, 1997
             -----                               -----------------
  Common Stock, Par Value $.01                       2,512,750

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

          Consolidated Statements of Financial Condition (Unaudited)
          December 31, 1997 and June 30, 1997...................................................Page 3

          Consolidated Statements of Earnings (Loss) (Unaudited) - Three
          and six months ended December 31, 1997 and 1996.......................................Page 4

          Consolidated Statements of Cash Flows (Unaudited) - Six months ended
          December 31, 1997 and
          1996..................................................................................Page 5

          Notes to Unaudited Consolidated Financial Statements..................................Page 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS........................................................Page 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................Page 15

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS......................................................................Page 15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................Page 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .......................................................Page 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................Page 15

ITEM 5.  OTHER INFORMATION......................................................................Page 16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................Page 16

         SIGNATURES

                                     ITEM 1
                 FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP

                     BIG FOOT FINANCIAL CORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                 (In thousands)


                                                               DECEMBER 31,  JUNE 30,
                           ASSETS                                1997          1997
                                                                 ----          ----

Cash and due from banks ......................................   $  3,165   $  2,191
Interest-earning deposits ....................................     14,963      1,701
Mortgage-backed securities held-to-maturity, at amortized cost     42,913     47,376
Mortgage-backed securities available-for-sale, at fair value .     44,322     60,219
Investment in mutual funds, at fair value ....................      1,919      1,087
Loans receivable, net ........................................    100,292     93,624
Accrued interest receivable ..................................        978      1,051
Stock in Federal Home Loan Bank of Chicago, at cost ..........      2,580      2,480
Investment in real estate held for sale and development ......        262        262
Real estate owned ............................................       --         --
Office properties and equipment, net .........................      4,634      4,737
Prepaid expenses and other assets ............................        232        168
                                                                 ========   ========
Total assets .................................................   $216,260   $214,896
                                                                 ========   ========

                                   LIABILITIES
Noninterest-bearing NOW accounts .............................   $  5,106   $  4,582
Interest-bearing NOW accounts ................................      6,865      7,178
Money market demand accounts .................................     12,008     12,281
Passbook accounts ............................................     38,775     39,607
Certificates of deposit ......................................     60,018     59,333
                                                                 --------   --------
Total savings deposits .......................................    122,772    122,981

Borrowed  money ..............................................     50,700     49,600
Advance payments by borrowers for taxes and insurance ........      1,626      1,610
Accrued interest payable and other liabilities ...............      3,233      3,728
                                                                 --------   --------
Total liabilities ............................................   $178,331   $177,919
                                                                 ========   ========

                              STOCKHOLDERS' EQUITY
Preferred Stock, $ 01 par value, 2,000,000 shares
    authorized; none issued ..................................       --         --
Common Stock, $ 01 par value, 8,000,000 shares authorized;
    2,512,750 shares issued and outstanding ..................         25         25
Additional paid-in capital ...................................     24,150     24,039
Retained earnings-substantially restricted ...................     15,554     14,869
Unrealized gain (loss) on securities available-for-sale,
    net of tax ...............................................        110        (46)
Common stock acquired  by the ESOP ...........................     (1,910)    (1,910)
                                                                 --------   --------
Total stockholders' equity ...................................     37,929     36,977
                                                                 --------   --------
Total liabilities and stockholders' equity ...................   $216,260   $214,896
                                                                 ========   ========

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP  AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                   (Unaudited)
                      (In thousands, except per share data)




                                                       FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,                       DECEMBER 31,
                                                       ------------------------------     ------------------------------
                                                           1997             1996              1997            1996
                                                       --------------   -------------     -------------   --------------
                       INTEREST INCOME:
Mortgage-backed securities held-to-maturity ........   $   648           $   595           $ 1,331         $ 1,211
Mortgage-backed securities available-for-sale ......       869               928             1,833           1,911
Mutual funds .......................................       139              --                 139            --
Loans receivable ...................................     1,896             1,594             3,749           3,135
Interest-earning  deposits .........................        89               164               114             192
FHLB of  Chicago stock .............................        46                38                89              73
                                                       -------           -------           -------         -------
Total interest income ..............................     3,687             3,319             7,255           6,522
                                                       -------           -------           -------         -------
                       INTEREST EXPENSE:
Savings deposits ...................................     1,215             1,281             2,406           2,667
Borrowed money .....................................       791               721             1,567           1,371
                                                       -------           -------           -------         -------
Total interest expense .............................     2,006             2,002             3,973           4,038
                                                       -------           -------           -------         -------
Net interest income before provision for loan losses     1,681             1,317             3,282           2,484
Provision for loan losses ..........................      --                --                --              --
                                                       -------           -------           -------         -------
Net interest income after provision for loan  losses     1,681             1,317             3,282           2,484
                                                       -------           -------           -------         -------

                      NONINTEREST INCOME:
Service fees .......................................        58                57               116             112
Gain on sale of mortgage-backed
   securities available-for sale ...................       229              --                 229            --
Other ..............................................        10                 7                20              59
                                                       -------           -------           -------         -------
Total noninterest income ...........................       297                64               365             171
                                                       -------           -------           -------         -------

                     NONINTEREST EXPENSE:
Compensation and benefits ..........................       733               611             1,402           1,176
Office  occupancy ..................................       262               242               538             520
Federal deposit insurance premiums .................        20                81                40           1,101
Real estate held for development ...................        10                25                21              44
Professional  services .............................        69                50               169             104
Other ..............................................       231               194               469             287
                                                       -------           -------           -------         -------
Total noninterest expense ..........................     1,325             1,203             2,639           3,232
                                                       -------           -------           -------         -------
Income(loss) before income taxes ...................       653               178             1,008            (577)
Income tax expense (benefit) .......................       200                61               323            (196)

                                                       =======           =======           =======         =======
                       NET INCOME(LOSS): ...........   $   453           $   117           $   685         $  (381)
                                                       =======           =======           =======         =======

------------------------------------------------------------------------------------------------------------------

Earnings per share:
Basic ..............................................    $ 0.20               n/a           $ 0.30              n/a
Diluted ............................................      0.19               n/a             0.29              n/a

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                            FOR THE
                                                                                         SIX MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                    ---------------------------
                                                                                        1997            1996
                                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...............................................................   $    685    $   (381)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation ....................................................................        201         189
Gain on sale of mortgage-backed securities available-for-sale ...................       (229)       --
Net amortization of deferred loan fees ..........................................        (37)        (34)
Net amortization of discounts and premiums ......................................        123         121
(Increase) decrease in prepaid expenses and other assets ........................        (64)        198
(Increase) decrease in accrued interest receivable ..............................         73          30
Market adjustment for committed ESOP shares .....................................        111        --
Increase (decrease) in accrued interest payable and other liabilities, net ......       (495)      7,241
                                                                                    --------    --------
Net cash provided by (used in) operating activities .............................        368       7,364
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable .................................................    (13,953)     (7,946)
Principal repayment of loans receivable .........................................      7,322       4,912
Principal repayments on mortgage-backed securities held-to-maturity .............      4,345       3,612
Principal repayments on mortgage-backed securities available-for-sale ...........      6,766       4,447
Proceeds from sale of mortgage-backed securities available-for-sale .............      9,511        --
Purchase of investment securities available-for-sale ............................       (832)       --
Purchase of stock in Federal Home Loan Bank of Chicago ..........................       (100)       (185)
Purchase of office properties and equipment .....................................        (98)       (188)
                                                                                    --------    --------
Net cash provided by investing activities .......................................     12,961       4,652
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in savings deposits ................................................       (209)    (10,761)
Net increase (decrease) in borrowed money .......................................      1,100       3,700
Net proceeds from stock offering ................................................       --        21,992
Increase (decrease) in advance payments by borrowers for taxes and insurance ....         16         (94)
                                                                                    --------    --------
Net cash provided by (used in) financing activities .............................        907      14,837
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ............................     14,236      26,853
Cash and cash equivalents at beginning of period ................................      3,892       5,200
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT  THE END OF  THE PERIOD ............................   $ 18,128    $ 32,053
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
            Interest .............................................................     3,936       4,096
            Income taxes..........................................................       318          71

     (See accompanying notes to unaudited consolidated financial statements)

                       BIG FOOT FINANCIAL CORP. SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of December 31, 1997 and June 30, 1997 and for the three and six month periods ended December 31, 1997 and 1996, respectively. The consolidated financial statements for periods prior to December 19, 1996 include only the accounts of the Bank. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1997, and the notes thereto included in the Company's Form 10-K.

     The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

     During the 1997 fiscal year, the Bank changed its fiscal year end to June
30. The Company's and the Bank's 1997 fiscal year ended June 30, 1997. The Company believes it is appropriate to compare this year's fiscal quarter and six month period to the corresponding periods in the prior year.

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

     Capital distribution regulations limit the Bank's ability to make capital distributions, which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account, based on the Bank's capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Bank or its holding company for three years after conversion except for repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the OTS; or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria. The OTS approved the Company's stock repurchase program ("Repurchase Program") that was adopted by the Board of Directors of the Company on August 19, 1997. The Repurchase Program authorizes the Company to repurchase up to 125,637 shares, or five percent, of its 2,512,750 outstanding common shares. The repurchases, if any, will be made from time to time at the discretion of management. At December 31, 1997, the Company had not repurchased any shares of its common stock pursuant to the Repurchase Program. On December 4, 1997, the OTS provided its non-objection to the Company's notification that it would repurchase up to an additional 4% of its shares of common stock, or 100,510 shares, for the Company's 1997 Recognition and Retention Plan ("RRP"). At December 31, 1997, no shares of common stock have been repurchased for the RRP.

(3)      EARNINGS PER SHARE

         In February 1997, the FASB issued Statement 128, "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentations of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the neumerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.

         Earnings per share of common stock for the three and six months ended December 31, 1997 has been calculated according to the guidelines of Statement 128.

     Basic earnings per share of common stock for the three and six months ended December 31, 1997 has been determined by dividing net income for the period by 2,321,781, the weighted average number of shares of common stock outstanding. Diluted earnings per share of common stock for the three and six months ended December 31, 1997 has been determined by dividing net income for the period by 2,368,435 and 2,342,262, respectively, the weighted number of shares of common stock and common stock equivalents outstanding. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

     The initial public offering was completed December 19, 1996. Accordingly, earnings per share calculations for the prior year period is not meaningful and is therefore not presented.

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

         The Company's principal business is its investment in the Bank, which is a community-oriented financial institution providing a variety of financial services to meet the needs of the communities it serves. The Bank's principal business consists of gathering savings deposits from the general public within its market area and investing those funds primarily in mortgage loans secured by one- to four-family owner occupied properties, mortgage-backed securities and obligations of the U.S. Government. To a lesser extent, the Bank makes multifamily residential loans, commercial real estate loans, land, construction and development loans, consumer loans and commercial lines of credit. The Bank's revenues are derived principally from interest on mortgage loans and interest and dividends on investments, mortgage-backed securities and, to a much lesser extent, short-term investments. The Bank also derives income from fees and service charges. The Bank's primary sources of funds are savings deposits and, to a lesser extent, advances from the Federal Home Loan Bank of Chicago (the "FHLB"). The Bank does not have any subsidiaries.

         During the 1997 fiscal year, the Bank changed its fiscal year end to June 30. The Company's and the Bank's 1997 fiscal year ended June 30, 1997. The Company believes it is appropriate to compare this year's fiscal quarter and six month period with the corresponding periods in the prior year.

         The OTS approved the Company's stock repurchase program ("Repurchase Program") that was adopted by the Board of Directors of the Company on August 19, 1997. The Repurchase Program authorizes the Company to repurchase up to 125,637 shares, or five percent, of its 2,512,750 outstanding common shares. The repurchases, if any, will be made from time to time at the discretion of management. At December 31, 1997, the Company had not repurchased any shares of its common stock pursuant to the Repurchase Program. On December 4, 1997, the OTS provided its non-objection to the Company's notification that it would repurchase up to an additional 4% of its shares of common stock, or 100,510 shares, for the Company's 1997 Recognition and Retention Plan ("RRP"). At December 31, 1997, no shares of common stock have been repurchased for the RRP.

         The selected financial ratios and other data of the Company set forth in the table on the next page are derived in part from, and should be read in conjunction with, the Unaudited Consolidated Financial Statements of the Company presented elsewhere in this report.

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

                                                           December 31,   June 30,
                                                              1997          1997
                                                           -----------   -----------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                            $216,260      $214,896
Loans receivable (net)                                   100,292        93,624
Allowance for loan losses                                    300           300
Mortgage-backed securities                                87,235       107,595
Savings deposits                                         122,722       122,981
Borrowed money                                            50,700        49,600
Stockholders' equity                                      37,929        36,977



                                                                At or for the               At or for the
                                                              Three Months ended           Six Months ended
                                                                 December 31,                December 31,
                                                           -------------------------   -------------------------
                                                              1997          1996          1997          1996
                                                           -----------   -----------   -----------   -----------
SELECTED OPERATING DATA:
     Net interest income after provision
         for loan losses                                    $   1,681       $ 1,317       $ 3,282     $ 2,484
     Net income (loss)                                            453           117           685        (381)
     Net income excluding
         special SAIF assessment, net of tax                      453           117           685         236

SELECTED FINANCIAL RATIOS:
     Bank Capital ratios:
         Tangible                                                12.38%        11.56%        12.38%      11.56%
         Core                                                    12.38         11.56         12.38       11.56
         Risk-based                                              34.07         34.49         34.07       34.49
     Return on average assets (1)(2)                              0.84          0.23          0.64        0.24
     Return on average stockholders' equity (1)(2)                4.80          2.53          3.66        2.53
     Consolidated equity to assets at end of period              17.54         17.21         17.54       17.21
     Noninterest expense to average assets (1)(3)                 2.46          2.40          2.45        2.34
     Non-performing assets as a percent of total assets           0.09          0.18          0.09        0.18
     Allowance for loan losses as a percent of total loans        0.30          0.37          0.30        0.37
     Allowance for loan losses as a percent of
        non-performing loans                                    150.75         78.95        150.75       78.95

PER SHARE DATA:
     Basic earnings per share                                 $   0.20            n/a      $   0.30        n/a
     Diluted earnings per share                                   0.19            n/a          0.29        n/a
     Book value per share                                        15.09            n/a         15.09        n/a

STOCK QUOTES:
     High (4)                                                 $ 21.500      $  13.000      $ 21.500    $13.000
     Low (4)                                                    17.750         12.313        16.000     12.313
     At end of period (4)                                       21.000         13.000        21.000     13.000



----------------------------------------------------------
     (1) Results have been annualized
     (2) Six month 1996 results exclude special SAIF assessment of $617,000, net of tax
     (3) Six month 1996 results exclude special SAIF assessment of
         $936,000
     (4) Quotes for 1996 include the period December 19 to December
         31, 1996

    COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND JUNE 30, 1997

         Total assets increased $1.4 million from $214.9 million at June 30, 1997 to $216.3 million at December 31, 1997. The components of the Company's asset base also changed from June 30, 1997 to December 31, 1997. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $20.4 million from $107.6 million at June 30, 1997 to $87.2 million at December 31, 1997. This decrease is due to principal repayment and the sale of $9.0 million of MBS in the available-for-sale portfolio during the period, which were offset in part by an increase in the market value of the available-for-sale portfolio. An increase of $6.7 million in loans receivable was the result of loan originations of $14.0 million which exceeded loan repayments. Stock in the FHLB increased by $100,000 because the Bank had additional advances from the FHLB during the period in order to fund short term liquidity needs. Borrowers are required to hold FHLB stock based upon outstanding advances from the FHLB, and stock purchases were made to meet the requirement.

     The allowance for loan losses at December 31, 1997 and June 30, 1997 was $300,000. There was no provision for loan loss for the period ended December 31, 1997. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.30% and 0.37% at December 31, 1997 and June 30, 1997, respectively. At December 31, 1997 and June 30, 1997, the ratio of the allowance for loan losses to non-performing loans remained constant at 150.8%. The Bank had one non-performing loan amounting to approximately $199,000 at December 31, 1997 and June 30, 1997.

         Savings deposits declined $209,000 from June 30, 1997 to December 31, 1997; during this time, borrowed funds increased by $1.1 million. The decrease in saving deposits was attributable to a decline of $273,000 in Money Market Demand accounts and $832,000 in Passbook accounts. This decline was offset by increases of $685,000 and $211,000 in Certificates of Deposits and NOW accounts, respectively.

         Stockholders' equity increased $952,000 for the six months ended December 31, 1997. The increase was due primarily to net income of $685,000 during the six month period, and an increase in the unrealized gain on the available-for-sale portfolio of $156,000.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996


         GENERAL. For the three months ended December 31, 1997, net income was $453,000 or $.20 basic earnings per share, compared to net income of $117,000 for the three months ended December 31, 1996.

         INTEREST INCOME. Interest income increased $368,000 to $3.7 million for the three months ended December 31, 1997, compared to $3.3 million for the three months ended December 31, 1996. The average balance of interest-earning assets increased $17.0 million from $190.1 million for the three months ended December 31, 1996 to $207.1 million for the three months ended December 31, 1997. The majority of this increase was due to the receipt of the net proceeds of the Conversion. The average yield on the Bank's interest-earning assets increased 14 basis point from 6.98% for the three months ended December 31, 1996 to 7.12% for the three months ended December 31, 1997.

         INTEREST EXPENSE. Interest expense remained constant at $2.0 million for the three months ended December 31, 1997, as compared to the same period in 1996. The average rate paid on interest-bearing liabilities increased one basis point from 4.70% for the three months ended December 31, 1996 to 4.71% for the three months ended December 31, 1997. The average balance of interest-bearing liabilities decreased $93,000 to $169.0 million for the three months ended December 31, 1997.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.7 million for the three months ended December 31, 1997 and $1.3 million for the comparable period in 1996. The average interest rate spread increased 13 basis points from 2.28% for the three months ended December 31, 1996 to 2.41% for the comparable period in 1997.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended December 31, 1997 and for the comparable period in 1996.

         NONINTEREST INCOME. Noninterest income was $297,000 for the three months ended December 31, 1997 compared to $64,000 for the three months ended December 31, 1996. The difference is due to a gain of $229,000 that was realized from a sale of $9.0 million of MBS classified as available-for-sale.

         NONINTEREST EXPENSE. Noninterest expense increased $122,000 to $1.3 million for the three months ended December 31, 1997 as compared to $1.2 million for the three months ended December 31, 1996.

         Compensation, professional services, and other expenses increased $122,000, $19,000, and $37,000, respectively, for the three month period ending December 31, 1997 compared to the comparable period last year. Compensation expenses primarily incresaed due to the ESOP and other employee benefits. Professional service expense and other expense primarily increased due to costs incurred in connection with the incorporation of the Company and its operation as a public company; there were no similar costs in the comparable periods of 1996.

         The Bank was assessed and paid to the FDIC a one-time special Savings Association Insurance Fund (the "SAIF") assessment of $936,000 in September 1996. After this special assessment, regular deposit insurance premiums were reduced. Thus, deposit insurance declined $61,000 to $20,000 for the three months ended December 31, 1997, as compared to the comparable period in 1996.

         INCOME TAX EXPENSE. Income tax expense increased $139,000 from $61,000 for the three months ended December 31, 1996 to $200,000 for the three months ended December 31, 1997. This increase was due to the increase of $475,000 in pre-tax income. The effective tax rate was 30.6% and 34.3% for the three month periods ended December 31, 1997 and 1996, respectively.

            COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996


         GENERAL. For the six months ended December 31, 1997, net income was $685,000 or $.30 basic earnings per share, compared to a net loss of $381,000 for the six months ended December 31, 1996. The net loss for the six months ended December 31, 1996 included the one time after tax charge of $617,000 due to the special SAIF assessment. Net income for the six months ended December 31, 1996 excluding the SAIF assessment would have been $236,000.

         INTEREST INCOME. Interest income increased $733,000 to $7.3 million for the six months ended December 31, 1997, compared to $6.5 million for the six months ended December 31, 1996. The average balance of interest-earning assets increased $18.6 million from $188.4 million for the six months ended December 31, 1996 to $207.0 million for the six months ended December 31, 1997. The majority of this increase was due to the receipt of the net proceeds from the Conversion. The average yield on the Bank's interest-earning assets increased nine basis point from 6.92% for the six months ended December 31, 1996 to 7.01% for the six months ended December 31, 1997.

         INTEREST EXPENSE. Interest expense remained constant at $4.0 million for the six months ended December 31, 1997, as compared to the same period in 1996. The average rate paid on interest-bearing liabilities decreased two basis points from 4.73% for the six months ended December 31, 1996 to 4.71% for the six months ended December 31, 1997. The average balance of interest-bearing liabilities decreased $1.9 million to $168.7 million for the six months ended December 31, 1997 from $170.6 million for the six months ended December 31, 1996.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $3.3 million for the six months ended December 31, 1997 and $2.5 million for the comparable period in 1996. The average interest rate spread increased eleven basis points from 2.19% for the six months ended December 31, 1996 to 2.30% for the comparable period in 1997.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the six months ended December 31, 1997 and for the comparable period in 1996.

         NONINTEREST INCOME. Noninterest income was $365,000 for the six months ended December 31, 1997 compared to $171,000 for the six months ended December 31, 1996. The difference is due to a gain of $229,000 that was realized from a sale of $9.0 million of MBS classified as available-for-sale. Other noninterest income declined $39,000 to $20,000 for the six months ending December 31, 1997, as compared to the comparable period in 1996.

         NONINTEREST EXPENSE. Noninterest expense decreased $593,000 for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. The Bank was assessed and paid to the FDIC a one-time special SAIF assessment of $936,000 in September 1996. After this special assessment, regular deposit insurance premiums were reduced.

         Compensation, professional services, and other expenses increased $226,000, $65,000, and $182,000, respectively, for the six month period ending December 31, 1997 compared to the similar period in 1996. Compensation expenses primarily incresaed due to the ESOP and other employee benefits. Professional service expense and other expense primarily increased due to costs incurred in connection with the incorporation of the Company and its operation as a public company; there were no similar costs in the comparable period of 1996.

         INCOME TAX EXPENSE. Income tax expense increased $519,000 from a tax benefit of $196,000 for the six months ended December 31, 1996 to $323,000 for the six months ended December 31, 1997. This increase was due to the increase of $1.6 million in pre-tax income. The effective tax rate was 32.0% and 34.0% for the six month periods ended December 31, 1997 and 1996, respectively.


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

     The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity ratio is currently 4.0%. At December 31, 1997, the Bank's liquidity ratio was 47.5%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities in the portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the six months ended December 31, 1997 were the origination of mortgage loans, and other loans.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the six months ended December 31, 1997 and 1996.

         At December 31, 1997, the Bank had outstanding loan origination commitments of $2.0 million and unused lines of consumer credit of $506,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1997 totaled $41.5 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         At December 31, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $25.4 million, or 12.38% of total adjusted assets, which is above the required level of $3.1 million or 1.5%; core capital of $25.4 million, or 12.38% of total adjusted assets, which is above the required level of $6.2 million or 3.0%; and total risk-based capital of $25.7 million, or 34.07% of risk-weighted assets, which is above the required level of $6.0 million, or 8.0%.

                                    YEAR 2000

     A committee, of senior officers of the Company, has been formed to evaluate the effects that the upcoming year 2000 could have on computer programs utilized by the Bank. The majority of software used by the Company is provided by third party vendors. All of the Company's vendors are aware of the year 2000 situation, and each has assurred the Company that it is currently working to have its software year 2000 compliant by March 31, 1999.


At this time it is expected that the cost to become year 2000 compliant will not have a material impact on the Company's results of operations, liquidity, or capital resources.



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


ITEM 1.       Legal Proceedings
              None

ITEM 2.       Changes in Securities and Use of Proceeds
              None

ITEM 3.       Defaults upon Senior Securities
              None

ITEM 4.       Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders ("Meeting") on December 22, 1997. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

         1. Election of three candidates to the Board of Directors, each to serve for a term of three years.

         The number of votes cast with respect to this matter was as follows:

                 NOMINEE          FOR        WITHHELD      BROKER NON-VOTES
                 -------          ---        --------      ----------------

       George M. Briody        1,947,491      22,014            0
       F. Gregory Opelka       1,947,491      22,014            0
       Joseph J. Nimrod        1,947,491      22,014            0

         2. Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for fiscal year ending June 30, 1998.

         The number of votes cast with respect to this matter were as follows:

                   FOR          AGAINST        WITHHELD      BROKER NON-VOTES

                1,948,295       11,850           9,360               0



         3. Approval of the Big Foot Financial Corp. 1997 Recognition and Retention Plan.

         The number of votes cast with respect to this matter were as follows:

                   FOR          AGAINST        WITHHELD      BROKER NON-VOTES

                1,166,815      231,026           30,618          541,052


         4. Approval of Article X of the Big Foot Financial Corp. 1997 Stock Option Plan.

         The number of votes cast with respect to this matter were as follows:

                   FOR          AGAINST        WITHHELD      BROKER NON-VOTES

                1,278,675      135,464           32,517          522,849


ITEM 5.           Other Information


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

February 12, 1998