Form 10-Q
period 1998-03-31
BIG FOOT FINANCIAL CORP
filed 1998-05-12
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 OUTSTANDING AT
         CLASS                                                MARCH 31, 1998
         -----                                                --------------
Common Stock, Par Value $.01                                     2,512,750

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

          Consolidated Statements of Financial Condition (Unaudited)
          March 31, 1998 and June 30, 1997.............................. Page 3

          Consolidated Statements of Earnings (Loss) (Unaudited) -
          Three and nine months ended March 31, 1998 and
          1997.......................................................... Page 4

          Consolidated Statements of Cash Flows (Unaudited) -
          Nine months ended March 31, 1998 and
          1997.......................................................... Page 5

          Notes to Unaudited Consolidated Financial Statements.......... Page 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................... Page 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..... Page 15

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.............................................. Page 15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................... Page 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................... Page 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ Page 15

ITEM 5.  OTHER INFORMATION.............................................. Page 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... Page 15


     SIGNATURES

                                     ITEM 1.
                FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                                 (In thousands)


                                                                              MARCH 31,    JUNE 30,
                                         ASSETS                                1998         1997
                                                                               ----         ----

Cash and due from banks .................................................   $   2,576    $   2,191
Interest-earning deposits ...............................................       7,150        1,701
Mortgage-backed securities held-to-maturity, at amortized cost ..........      40,456       47,376
Mortgage-backed securities available-for-sale, at fair value ............      39,762       60,219
Investment in mutual funds and preferred stock, at fair value ...........       2,642        1,087
Loans receivable, net ...................................................     108,244       93,624
Accrued interest receivable .............................................         931        1,051
Stock in Federal Home Loan Bank of Chicago, at cost .....................       2,580        2,480
Investment in real estate held for sale and development .................         262          262
Real estate owned .......................................................        --           --
Office properties and equipment, net ....................................       4,635        4,737
Prepaid expenses and other assets .......................................         236          168
                                                                            =========    =========
Total assets ............................................................   $ 209,474    $ 214,896
                                                                            =========    =========

                                       LIABILITIES
Noninterest-bearing NOW accounts ........................................   $   4,900    $   4,582
Interest-bearing NOW accounts ...........................................       7,072        7,178
Money market demand accounts ............................................      11,976       12,281
Passbook accounts .......................................................      38,962       39,607
Certificates of deposit .................................................      59,802       59,333
                                                                            ---------    ---------
Total savings deposits ..................................................     122,712      122,981

Borrowed  money .........................................................      43,000       49,600
Advance payments by borrowers for taxes and insurance ...................       1,490        1,610
Accrued interest payable and other liabilities ..........................       3,984        3,728
                                                                            ---------    ---------
Total liabilities .......................................................   $ 171,186    $ 177,919
                                                                            ---------    ---------

                                  STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 2,000,000 shares authorized; none issued        --           --
Common Stock, $.01 par value, 8,000,000 shares authorized; 2,512,750
    shares issued and outstanding .......................................          25           25
Additional paid-in capital ..............................................      24,205       24,039
Retained earnings-substantially restricted ..............................      15,732       14,869
Unrealized gain (loss) on securities available-for-sale, net of tax .....         236          (46)
Common stock acquired  by the ESOP ......................................      (1,910)      (1,910)
                                                                            ---------    ---------
Total stockholders' equity ..............................................      38,288       36,977
                                                                            ---------    ---------
Total liabilities and stockholders' equity ..............................   $ 209,474    $ 214,896
                                                                            =========    =========

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                   (Unaudited)
                      (In thousands, except per share data)




                                                      FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                MARCH 31,                           MARCH 31,
                                                     ------------------------------      ------------------------------
                                                           1998          1997                   1998        1997
                                                     --------------  --------------      --------------  --------------
                          INTEREST INCOME:
Mortgage-backed securities held-to-maturity ...           $    612   $    723                 $  1,943   $  1,934
Mortgage-backed securities available-for-sale..                663      1,026                    2,496      2,937
Mutual funds and preferred stock ..............                  5       --                        144       --
Loans receivable ..............................              1,966      1,588                    5,715      4,723
Interest-earning  deposits ....................                159        118                      273        310
FHLB of  Chicago stock ........................                 42         37                      131        110
                                                          --------   --------                 --------   --------
Total interest income .........................              3,447      3,492                   10,702     10,014
                                                          --------   --------                 --------   --------
                          INTEREST EXPENSE:
Savings deposits ..............................              1,192      1,196                    3,598      3,863
Borrowed money ................................                706        680                    2,273      2,051
                                                          --------   --------                 --------   --------
Total interest expense ........................              1,898      1,876                    5,871      5,914
                                                          --------   --------                 --------   --------
Net interest income before provision for loan
losses ........................................              1,549      1,616                    4,831      4,100
Provision for loan losses .....................               --         --                       --         --
                                                          --------   --------                 --------   --------
Net interest income after provision for loan
losses ........................................              1,549      1,616                    4,831      4,100
                                                          --------   --------                 --------   --------

                         NONINTEREST INCOME:
Service fees ..................................                 50         49                      166        161
Gain on sale of mortgage-backed securities
available-for-sale ............................               --         --                        229       --
Other .........................................                  7          6                       27         65
                                                          --------   --------                 --------   --------
Total noninterest income ......................                 57         55                      422        226
                                                          --------   --------                 --------   --------

                        NONINTEREST EXPENSE:
Compensation and benefits .....................                779        620                    2,181      1,796
Office  occupancy .............................                259        250                      797        770
Federal deposit insurance premiums ............                 19          3                       59      1,104
Real estate held for development ..............                 11         11                       32         55
Professional  services ........................                 68         41                      237        145
Other .........................................                194        210                      663        497
                                                          --------   --------                 --------   --------
Total noninterest expense .....................              1,330      1,135                    3,969      4,367
                                                          --------   --------                 --------   --------
Income(loss) before income taxes ..............                276        536                    1,284        (41)
Income tax expense (benefit) ..................                 98        187                      421         (9)

                                                          ========   ========                 ========   ========
                          NET INCOME(LOSS):               $    178   $    349                 $    863   $    (32)
                                                          ========   ========                 ========   ========


Earnings per share:
   Basic ......................................           $   0.08   $   0.15                 $   0.37        n/a
   Diluted ....................................               0.07       0.15                     0.37        n/a

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                            FOR THE
                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  ----------------------------
                                                                                      1998           1997
                                                                                  -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...............................................................   $    863    $    (32)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation ....................................................................        304         287
Gain on sale of mortgage-backed securities available-for-sale ...................       (229)       --
Net amortization of deferred loan fees ..........................................        (68)        (52)
Net amortization of discounts and premiums ......................................        214         179
(Increase) decrease in prepaid expenses and other assets ........................        (68)        114
(Increase) decrease in accrued interest receivable ..............................        120         (78)
Market adjustment for committed ESOP shares .....................................        166        --
Increase (decrease) in accrued interest payable and other liabilities, net ......        256        (191)
                                                                                    --------    --------
Net cash provided by (used in) operating activities .............................      1,558         227
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable .................................................    (25,695)    (11,322)
Principal repayment of loans receivable .........................................     11,143       6,921
Principal repayments on mortgage-backed securities held-to-maturity .............      6,706       5,066
Principal repayments on mortgage-backed securities available-for-sale ...........     11,457       6,596
Purchase of mortgage-backed securities held-to-maturity .........................       --       (10,243)
Purchase of mortgage-backed securities available-for-sale .......................       --        (9,156)
Proceeds from sale of mortgage-backed securities available-for-sale .............      9,511        --
Purchase of investment securities and preferred stock available-for-sale ........     (1,555)     (1,000)
Purchase of stock in Federal Home Loan Bank of Chicago ..........................       (100)       (185)
Purchase of office properties and equipment .....................................       (202)       (265)
                                                                                    --------    --------
Net cash provided by (used in) investing activities .............................     11,265     (13,588)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in savings deposits ................................................       (269)    (12,715)
Net increase (decrease) in borrowed money .......................................     (6,600)      3,700
Net proceeds from stock offering ................................................       --        21,992
Increase (decrease) in advance payments by borrowers for taxes and insurance ....       (120)       (321)
                                                                                    --------    --------
Net cash provided by (used in) financing activities .............................     (6,989)     12,656
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents ............................      5,834        (705)
Cash and cash equivalents at beginning of period ................................      3,892       5,200
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT  THE END OF  THE PERIOD ............................   $  9,726    $  4,495
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
            Interest ............................................................      5,865       5,902
            Income taxes ........................................................        666          71

     (See accompanying notes to unaudited consolidated financial statements)

                       BIG FOOT FINANCIAL CORP. SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of March 31, 1998 and June 30, 1997 and for the three and nine month periods ended March 31, 1998 and 1997. The consolidated financial statements for periods prior to December 19, 1996 include only the accounts of the Bank. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1997, and the notes thereto included in the Company's Form 10-K.

     The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

     During the 1997 fiscal year, the Bank changed its fiscal year end to June
30. The Company's and the Bank's 1997 fiscal year ended June 30, 1997. The Company believes it is appropriate to compare this year's fiscal quarter and nine month period to the corresponding periods in the prior year.

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

     Capital distribution regulations limit the Bank's ability to make capital distributions, which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account, based on the Bank's capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Bank or its holding company for three years after conversion except for repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the OTS; or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria. The OTS approved the Company's stock repurchase program ("Repurchase Program") that was adopted by the Board of Directors of the Company on August 19, 1997. The Repurchase Program authorizes the Company to repurchase up to 125,637 shares, or five percent, of its 2,512,750 outstanding common shares. The repurchases, if any, will be made from time to time at the discretion of management. At March 31, 1998, the Company had not repurchased any shares of its common stock pursuant to the Repurchase Program. On December 4, 1997, the OTS provided its non-objection to the Company's notification that it may purchase up to an additional 4% of its shares of common stock, or 100,510 shares, for the Company's 1997 Recognition and Retention Plan ("RRP"). At March 31, 1998, no shares of common stock have been purchased for the RRP.

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

         Earnings per share of common stock for the three and nine months ended March 31, 1998 has been calculated according to the guidelines of Statement 128.

     Basic earnings per share of common stock for the three and nine months ended March 31, 1998 has been determined by dividing net income for the period by 2,321,781, the weighted average number of shares of common stock outstanding. Diluted earnings per share of common stock for the three and nine months ended March 31, 1998 has been determined by dividing net income for the period by 2,387,007 and 2,363,785, respectively, the weighted number of shares of common stock and common stock equivalents outstanding. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

     The initial public offering was completed December 19, 1996. Accordingly, earnings per share calculations for the nine month period ended March 31, 1997 is not meaningful and is therefore not presented.

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

         During the 1997 fiscal year, the Bank changed its fiscal year end to June 30. The Company's and the Bank's 1997 fiscal year ended June 30, 1997. The Company believes it is appropriate to compare this year's fiscal quarter and nine month period with the corresponding periods in the prior year.

         The Company's stock repurchase program ("Repurchase Program") authorizes the Company to repurchase up to 125,637 shares, or five percent, of its 2,512,750 outstanding common shares. The repurchases, if any, will be made from time to time at the discretion of management. At March 31, 1998, the Company had not repurchased any shares of its common stock pursuant to the Repurchase Program. On December 4, 1997, the OTS provided its non-objection to the Company's notification that it would repurchase up to an additional 4% of its shares of common stock, or 100,510 shares, for the Company's 1997 Recognition and Retention Plan ("RRP"). At March 31, 1998, no shares of common stock have been repurchased for the RRP.

         The selected financial ratios and other data of the Company set forth in the table on the next page are derived in part from, and should be read in conjunction with, the Unaudited Consolidated Financial Statements of the Company presented elsewhere in this report.

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)



                                                    March 31,         June 30,
                                                      1998             1997
                                                 -------------    -------------

SELECTED FINANCIAL CONDITION DATA:
     Total assets ..............................    $209,474        $214,896
     Loans receivable (net) ....................     108,244          93,624
     Allowance for loan losses .................         300             300
     Mortgage-backed securities ................      80,218         107,595
     Savings deposits ..........................     122,712         122,981
     Borrowed money ............................      43,000          49,600
     Stockholders' equity ......................      38,288          36,977



                                                                    At or for the                At or for the
                                                                 Three Months ended            Nine Months ended
                                                                      March 31,                    March 31,
                                                            ---------------------------- ----------------------------
                                                                1998           1997         1998           1997
                                                            -------------- ------------- ------------- --------------
SELECTED OPERATING DATA:
     Net interest income after provision
          for loan losses ................................        $  1,549       $ 1,616      $  4,831       $ 4,100
     Net income (loss) ...................................             178           349           863           (32)
     Net income excluding
          special SAIF assessment, net of tax ............             178           349           863           585

SELECTED FINANCIAL RATIOS:
     Bank Capital ratios:
          Tangible .......................................           12.87%        12.20%        12.87%        12.20%
          Core ...........................................           12.87         12.20         12.87         12.20
          Risk-based .....................................           33.62         35.29         33.62         35.29
     Return on average assets (1)(2) .....................            0.33          0.65          0.54          0.38
     Return on average stockholders' equity (1)(2) .......            1.87          3.91          3.05          3.17
     Consolidated equity to assets at end of period ......           18.28         17.04         18.28         17.04
     Noninterest expense to average assets (1)(3) ........            2.50          2.12          2.47          2.24
     Non-performing assets as a percent of total assets ..            0.09          0.17          0.09          0.17
     Allowance for loan losses as a percent of total loans            0.28          0.36          0.28          0.36
     Allowance for loan losses as a percent of
        non-performing loans .............................          150.75         86.46        150.75         86.46

PER SHARE DATA:
     Basic earnings per share ............................        $   0.08       $  0.15      $   0.37           n/a
     Diluted earnings per share ..........................            0.07          0.15          0.37           n/a
     Book value per share ................................           15.24         14.23         15.24           n/a

STOCK QUOTES:
     High (4) ............................................        $  23.938$     $ 14.750     $  23.938      $ 14.750
     Low (4) .............................................           20.125        12.688        16.000        12.313
     At end of period (4) ................................           21.000        14.125        21.000        14.125

---------------------------------------------------------------
     (1) Results have been annualized.
     (2) Nine month 1997 results exclude special SAIF assessment of $617,000, net of tax.
     (3) Nine month 1997 results exclude special SAIF assessment of $936,000.
     (4) Quotes for 1997 include the period December 19, 1996 to March
         31, 1997.

      COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND JUNE 30, 1997

         Total assets decreased $5.4 million from $214.9 million at June 30, 1997 to $209.4 million at March 31, 1998. The components of the Company's asset base also changed from June 30, 1997 to March 31, 1998. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $27.4 million from $107.6 million at June 30, 1997 to $80.2 million at March 31, 1998. This decrease is due to principal repayments and the sale of $9.0 million of MBS in the available-for-sale portfolio during the period, which were offset in part by an increase in the market value of the available-for-sale portfolio. An increase of $14.6 million in loans receivable was the result of loan originations of $25.7 million, which exceeded loan repayments. Stock in the FHLB increased by $100,000 because of additional advances from the FHLB during the period used to fund short term liquidity needs. Borrowers are required to hold FHLB stock based upon outstanding advances from the FHLB, and stock purchases were made to meet the requirement. Subsequent repayment of a FHLB advance has caused the Bank's current stock holdings to be in excess of the required amount.

     The allowance for loan losses at March 31, 1998 and June 30, 1997 was $300,000. There was no provision for loan loss for the nine month periods ended March 31, 1998 and 1997. Management believes that the provision for loan losses and the allowance for loan losses are reasonable and adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.28% and 0.36% at March 31, 1998 and June 30, 1997, respectively. At March 31, 1998 and June 30, 1997, the ratio of the allowance for loan losses to non-performing loans remained constant at 150.8%. Non-performing loans remained constant at approximately $199,000 at March 31, 1998, and at June 30, 1997.

         Savings deposits declined $269,000 from June 30, 1997 to March 31, 1998; during this time, borrowed funds also decreased by $6.6 million. Excess liquidity was used to repay a $7.7 million FHLB advance in February of 1998.

         Stockholders' equity increased $1.3 million for the nine months ended March 31, 1998. The increase was due primarily to net income of $863,000 and an increase in the net unrealized gain on the available-for-sale portfolio of $282,000.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                             MARCH 31, 1998 AND 1997


         GENERAL. For the three months ended March 31, 1998, net income was $178,000 or $.08 basic earnings per share, compared to net income of $349,000 or $.015 basic earnings per share, for the three months ended March 31, 1997.

         INTEREST INCOME. Interest income decreased $45,000 to $3.4 million for the three months ended March 31, 1998, compared to $3.5 million for the three months ended March 31, 1997. The average balance of interest-earning assets increased $580,000 from $203.7 million for the three months ended March 31, 1997 to $204.3 million for the three months ended March 31, 1998. The majority of this increase was due to increased lending volume. The average yield on the Bank's interest-earning assets decreased 11 basis points from 6.86% for the three months ended March 31, 1997 to 6.75% for the three months ended March 31, 1998.

         INTEREST EXPENSE. Interest expense remained constant at $1.9 million for the three months ended March 31, 1998 and for the comparable period in 1997. The average rate paid on interest-bearing liabilities increased nine basis points from 4.58% for the three months ended March 31, 1997 to 4.67% for the three months ended March 31, 1998. The average balance of interest-bearing liabilities decreased $1.4 million to $164.8 million for the three months ended March 31, 1998 from $166.2 million for the three months ended March 31, 1997.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.5 million for the three months ended March 31, 1998 and $1.6 million for the comparable period in 1997. The average interest rate spread decreased 20 basis points from 2.28% for the three months ended March 31, 1997 to 2.08% for the comparable period in 1998.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended March 31, 1998 and for the comparable period in 1997.

         NONINTEREST INCOME. Noninterest income was $57,000 for the three months ended March 31, 1998 compared to $55,000 for the three months ended March 31, 1997.

         NONINTEREST EXPENSE. Noninterest expense increased $195,000 to $1.3 million for the three months ended March 31, 1998 as compared to $1.1 million for the three months ended March 31, 1997. Compensation and professional services expenses increased $159,000 and $27,000, respectively, for the three month period ending March 31, 1998 compared to the prior year. Compensation expenses increased due primarily to the Employee Stock Ownership Plan ("ESOP"), RRP and other employee benefits. Professional service expense increased due primarily to costs incurred in connection with the incoporation of the Company and its operation as a public company.


         INCOME TAX EXPENSE. Income tax expense decreased $89,000 from $187,000 for the three months ended March 31, 1997 to $98,000 for the three months ended March 31, 1998. This decrease was due to the decrease of $260,000 in pre-tax income. The effective tax rate was 35.5% and 34.9% for the three month periods ended March 31, 1998 and 1997, respectively.


            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
                             MARCH 31, 1998 AND 1997


         GENERAL. For the nine months ended March 31, 1998, net income was $863,000 or $.37 basic earnings per share, compared to a net loss of $32,000 for the nine months ended March 31, 1997. To address and resolve the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 (the "1996 Act") was enacted into law on September 30, 1996. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in an amount necessary to recapitalize the SAIF. The Bank recorded an expense for the special SAIF assessment of $936,000. The impact on operations, net of related tax effects, reduced reported earnings by $617,000 for the nine months ended March 31, 1997. Net income for the nine months ended March 31, 1997, excluding the SAIF assessment, would have been $585,000.

         INTEREST INCOME. Interest income was $10.7 million for the nine months ended March 31, 1998, compared to $10.0 million for the nine months ended March 31, 1997. The average balance of interest earning assets increased $12.6 million from $193.3 million for the nine months ended March 31, 1997 to $205.9 million for the nine months ended March 31, 1998. The average yield on the Bank's interest-earning assets increased 2 basis points from 6.91% for the nine months ended March 31, 1997 to 6.93% for the nine months ended March 31, 1998.

         INTEREST EXPENSE. Interest expense decreased $43,000 and was $5.9 million for both the nine months ended March 31, 1998 and 1997. This decrease was due primarily to a decrease in the average balance of interest-bearing liabilities and a lower cost of borrowed funds. The average rate paid on interest-bearing liabilities increased two basis points from 4.66% for the nine months ended March 31, 1997 to 4.68% for the nine months ended March 31, 1998. The average balance of interest-bearing liabilities decreased $2.0 million to $167.2 million for the nine months ended March 31, 1998 from $169.2 million for the nine months ended March 31, 1997. The decrease in average balance of interest-bearing liabilities was due to the outflow of $6.1 million in certificates of deposit, competitive market conditions, and the Bank's decision not to offer above-market interest rates on its savings deposits.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $4.8 million for the nine months ended March 31, 1998 and $4.1 million for the comparable period in 1997. The average interest rate spread remained constant at 2.25% for the nine months ended March 31, 1998 and for the comparable period in 1997.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for both the nine months ended March 31, 1997 and for the comparable period in 1998.

         NONINTEREST INCOME. Noninterest income was $422,000 for the nine months ended March 31, 1998 compared to $226,000 for the nine months ended March 31, 1997. The primary reason for the increase is due to a gain of $229,000 that was realized from a sale of $9.0 million MBS classified as available-for-sale. Service fees and other noninterest income declined $33,000 to $193,000 for the nine months ending March 31, 1998, as compared to the nine months ended March 31, 1997.

         NONINTEREST EXPENSE. Noninterest expense decreased $398,000 for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. The Bank was assessed and paid to the FDIC a one-time special SAIF assessment of $936,000 in September 1996. After this special assessment, regular deposit insurance premiums were reduced.

         Compensation, professional services, and other expenses increased $385,000, $92,000, and $166,000, respectively, for the nine month period ending March 31, 1998 compared to the similar period in 1997. Compensation expenses primarily increased due to the ESOP, RRP and other employee benefits. Professional service expense and other expense primarily increased due to costs incurred in connection with the incorporation of the Company and its operation as a public company.

         INCOME TAX EXPENSE. Income tax expense increased $430,000 from a tax benefit of $9,000 for the nine months ended March 31, 1997 to a $421,000 tax expense for the nine months ended March 31, 1998. This increase was due to the increase of $1.3 million in pre-tax income. The effective tax rate was 32.8% and 34.0% for the nine month periods ended March 31, 1998 and 1997, respectively.

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

     The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable savings deposit accounts plus short-term borrowings as defined by the regulations of the OTS. The minimum required liquidity ratio is currently 4.0%. At March 31, 1998, the Bank's liquidity ratio was 56.9%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities in the portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the nine months ended March 31, 1998 were the origination of mortgage loans and other loans.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the nine months ended March 31, 1998 and 1997.

         At March 31, 1998, the Bank had outstanding loan origination commitments of $4.7 million and unused lines of consumer credit of $554,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1998 totaled $40.1 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

          At March 31, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $25.7 million, or 12.87% of total adjusted assets, which is above the required level of $3.0 million or 1.5%; core capital of $25.7 million, or 12.87% of total adjusted assets, which is above the required level of $6.0 million or 3.0%; and total risk-based capital of $26.0 million, or 33.62% of risk-weighted assets, which is above the required level of $6.1 million, or 8.0%.

                                    YEAR 2000

         The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and the Bank may be significantly affected by the Year 2000 Problem due to the nature of financial information. Thus, if not adequately addressed, the Year 2000 Problem could result in an impact on the Company's products, services, and competitive condition.

         A committee of senior officers of the Company, has been formed to evaluate the effects that the upcoming Year 2000 could have on computer programs utilized by the Bank. The majority of software used by the Company is provided by third party vendors. All of the Company's vendors are aware of the Year 2000 situation, and each has assured the Company that it is currently working to have its software compliant by March 31, 1999, and that testing for programming changes made for the critical applications will be underway by December 31, 1998. This will enable the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium.

         The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse impact on the Company's results of operations, liquidity or capital resources. However, if such modifications and conversions are not made, or are not timely completed, the Year 2000 Problem could have an impact on the operations of the Company.

                       IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (Statement 130) which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The term "comprehensive income" is used in the Statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings (net income) under current accounting standards. Statement 130 requires the display of comprehensive income and its components in a financial statement that is displayed in equal prominence with other financial statements that constitute a full set of financial statements. Statement 130 does not require a specific format for the financial statement. Entities are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position.

         Statement 130 is effective for fiscal years beginning after December 15, 1997 and includes interim period reporting requirements for the initial year of adoption. Adoption of Statement 130 by the Company on July 1, 1998 is not expected to have a material impact on the Company.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (Statement No. 132) which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions" (Statement No. 87), No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (Statement No. 88), and No. 106, "Employers' Accounting Postretirement Benefits Other Than Pensions" (Statement No. 106).

          This Statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement of recognition provisions provided for in Statements No. 87, No. 88, or No. 106. Statement 132 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the Company.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There has been no material change in market risk since June 30, 1997 as reported in Item 7A of the Company's Form 10K.

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

May 11, 1998