Form 10-K
period 1998-06-30
BIG FOOT FINANCIAL CORP
filed 1998-09-28
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

            [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                          Commission File No.: 0-21491

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting and non-voting common equity of the Registrant by non-affiliates was approximately $38.2 million as of June 30, 1998.

As of September 4, 1998, 2,493,100 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 1998 Annual Report to Stockholders are incorporated by reference in Part II.

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

                            BIG FOOT FINANCIAL CORP.
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 1998


                                TABLE OF CONTENTS

ITEM                                  PART I                                PAGE

 1       BUSINESS .....................................................        3
 2       PROPERTIES ...................................................       32
 3       LEGAL PROCEEDINGS ............................................       32
 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........       33

                                     PART II

 5       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS .......................................       33
 6       SELECTED FINANCIAL DATA ......................................       34
 7       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .......................       35
7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK ......................................................       35
 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................       35
 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ..........................       35

                                    PART III

10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........       35
11       EXECUTIVE COMPENSATION .......................................       35
12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND
            MANAGEMENT ................................................       36
13       CERTAIN RELATIONSHIPS AND RELATED TRANSCTIONS ................       36

                                     PART IV

14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K..................................................       36

                                     PART I

ITEM  1.      BUSINESS

          General. Big Foot Financial Corp. (the "Company"), an Illinois corporation, is the holding company for Fairfield Savings Bank, F.S.B. (the "Bank"), a federally chartered stock savings bank. On December 19, 1996, the Bank completed its conversion (the "Conversion") from a federally chartered mutual savings bank to a federally chartered stock savings bank, and the Company acquired all of the capital stock of the Bank. The Company issued and sold 2,512,750 shares of its common stock, $.01 par value per share (the "Common Stock"), at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). The Company's sole business activity consists of the business of the Bank. The Company also invests in long and short-term investment grade marketable securities and other liquid investments.

          At June 30, 1998, the Company had total assets of $220.6 million, which included $115.5 million of loans receivable and $79.8 million of mortgage-backed securities. At such date, total savings deposits were $123.8 million, borrowings were $53.0 million and stockholders' equity was $38.1 million. The Company's Common Stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol "BFFC". Unless otherwise disclosed, the information presented in this Report on Form 10-K represents the activity of the Bank for the period prior to December 19, 1996 and the activity of Big Foot Financial Corp. consolidated thereafter. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

          In connection with the Conversion, the Bank changed its fiscal year-end to June 30. The Company's and the Bank's fiscal year 1997 consisted of the 11-month period beginning August 1, 1996 and ending June 30, 1997. The Company believes that it is appropriate to compare the results for the 11-month period ended June 30, 1997 with the twelve month periods ended June 30, 1998 and July 31, 1996.

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

          The Bank's principal business consists of gathering savings deposits from the general public within its market area and investing those savings deposits primarily in one- to four-family residential mortgage loans, mortgage-backed securities and obligations of the U.S. Government. To a lesser extent, the Bank originates multifamily residential loans, commercial real estate loans, land, construction and development loans, consumer loans (including loans secured by savings deposits) and commercial lines of credit. The Bank's revenues are derived principally from interest on mortgage loans and mortgage-backed securities. The Bank's primary sources of funds are savings deposits, proceeds from principal and interest payments on loans, mortgage-backed and investment securities and Federal Home Loan Bank ("FHLB") advances.

          MARKET AREA. The Bank is a community-oriented financial institution which provides a variety of financial services to meet the needs of the communities which it serves. The Bank serves three distinct geographic markets: the Chicago branch at 1601 North Milwaukee Avenue serves the near northwest side of the City of Chicago; the Norridge branch at 8301 West Lawrence serves Chicago's near northwestern suburbs;

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

LENDING ACTIVITIES

          LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At June 30, 1998, the Bank had gross loans receivable outstanding of $116.1 million, of which $113.4 million, or 97.8% of gross loans, were one- to four-family residential mortgage loans. The remainder consisted of $0.7 million of multifamily mortgage loans, or 0.6% of gross loans; $0.8 million of commercial real estate mortgage loans, or 0.7% of gross loans; $118,000 of land, construction and development loans, or 0.1% of gross loans; $0.8 million of home equity loans, or 0.7% of gross loans; and $144,000 of other loans, or 0.1% of gross loans.

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

          All of the Bank's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors the majority of which conform to the Federal National Mortgage Association ("FNMA") standards. Property valuations by a member of the Bank's appraisal staff or independent appraisers approved by the Board of Directors are required. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Generally, the Bank will lend against the appraised value of property up to a maximum loan to value ratio of 95%. Private mortgage insurance is required on all loans with loan to value ratios greater than 80%. All loans are approved by the full Board of Directors. Mortgage loans originated by the Bank generally include due on sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due on sale clauses are an important means of adjusting the rates of the Bank's fixed-rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses. It is the Bank's policy to require title insurance policies certifying or insuring that the Bank has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, where necessary, flood insurance policies. Most borrowers are required to maintain a noninterest-bearing escrow account or a pledged passbook savings account with the Bank to cover charges for real estate taxes, hazard insurance premiums and assessments.

          Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1998, based on the above, the Bank's regulatory loans to one-borrower limit was approximately $3.9 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At June 30, 1998, the two largest dollar amounts outstanding to one borrower or group of related borrowers were approximately $449,000 and $359,000. Both of these loans are secured by one- to four-family properties located in the Bank's market area and, at June 30, 1998, were performing in accordance with their terms.

          The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.


                                        At June 30,                                      At July 31,
                          --------------------------------------- --------------------------------------------------------
                                 1998                 1997               1996               1995               1994
                          ------------------  ------------------- ------------------ ----------------- -------------------
                                     Percent              Percent            Percent          Percent             Percent
                            Amount   of Total    Amount   of Total  Amount   of Total Amount  of Total  Amount    of Total
                          ------------------  --------- ----------------------------- ------- -------- -------- ---------
                                                             (Dollars in thousands)
Mortgage loans:
   One-to four-family      $113,441     97.8% $ 91,133     96.7% $ 76,325     95.6%  $68,080     94.9% $ 66,318     94.6%
   Multifamily (1)              741      0.6       942      1.0       979      1.2     1,035      1.4     1,335      1.9
   Commercial real
     estate                     833      0.7       384      0.4       411      0.5       441      0.6       475      0.7
   Land,construction/
     development                118      0.1       403      0.4       404      0.5       166      0.2       146      0.2
   Home equity                  822      0.7     1,258      1.3     1,421      1.8     1,691      2.4     1,679      2.4
                           --------   ------  --------   ------  --------   ------   -------   ------  --------   ------
    Total mortgage
    loans                  $115,955     99.9%  $94,120     99.8% $ 79,540     99.6%  $71,413     99.5% $ 69,953     99.8%
                           ========   ======   =======   ======  ========   ======   =======   ======  ========   ======
Other loans
   Home improvement               -        -         -        -         -        -        15        -        15        -
   Commercial credit
      lines                       -        -         -        -       150      0.2       131      0.2         -        -
   Loans on savings
      deposits                  144      0.1       181      0.2       192      0.2       212      0.3       135      0.2
                           --------   ------  --------   ------  --------   ------   -------   ------  --------   ------
     Total other loans          144      0.1       181      0.2       342      0.4       358      0.5       150      0.2
                           --------   ------  --------   ------  --------   ------   -------   ------  --------   ------
       Loans receivable,
        gross              $116,099    100.0%  $94,301    100.0% $ 79,882    100.0%  $71,771   100.0%  $ 70,103    100.0%
                           ========   ======   =======   ======  ========   ======   =======   ======  ========   ======
Less:
   Loans in process               -                  -                  -                111               892
   Deferred loan fees           327                377                438                510               573
   Allowance for loan           300                300                300                166               166
     losses
   Capitalized                    -                  -                  -                  -                46
     interest reserve
                           --------            -------            -------            -------           -------
   Loans receivable, net   $115,472            $93,624           $ 79,144            $70,984           $68,426
                           ========            =======           ========            =======           =======

__________________________

(1) Multifamily includes participations in Community Investment Corporation ("CIC") of $389,000 at June 30, 1998, $413,000 at June 30, 1997, $381,000 at
July 31, 1996, and $321,000 at July 31, 1995. CIC is a not-for-profit tax-exempt corporation whose purpose is to focus the resources and expertise of the financial community to revitalize certain neighborhoods in Chicago.


          MORTGAGE LOANS. At June 30, 1998, over 97% of the Bank's $116.1 million mortgage loan portfolio consisted of mortgage loans secured by one- to four-family residential real estate. While the Bank offers adjustable-rate mortgage products, the Bank's customer base has historically favored fixed-rate mortgage loans, which are generally priced off the FNMA delivery rate with adjustments relating to local competition and the availability of funds. At June 30, 1998, approximately 94% of the Bank's mortgage portfolio was comprised of fixed-rate loans. The balance of the mortgage loan portfolio is comprised of adjustable rate loans, including approximately $5.6 million of one- to four-family residential mortgages, the majority of which are tied to the National Cost of Funds Index and adjust annually to rates from 2.5% to 2.75% over the Index. These loans carry annual caps and life-of-the-loan ceilings to protect borrowers against sudden rate volatility. Generally, adjustable rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Bank's policy to underwrite its adjustable rate mortgage loans based on the fully indexed origination rate. The Bank currently has no mortgage loans that are subject to negative amortization. Management intends to continue to emphasize fixed rate loans secured by single family owner-occupied units with 15 year terms. The Bank also makes home equity loans. At June 30, 1998, the Bank had an aggregate balance of $822,000 in home equity loans.

          LAND, CONSTRUCTION AND DEVELOPMENT LOANS. The Bank offers a residential construction loan program for custom home buyers and builders, who typically have a longstanding business relationship with the Bank. The Bank has established additional guidelines and progress payout procedures for these loans in recognition of the higher degree of risk involved in making such loans. The Bank's loss experience in construction lending on single family and multifamily residences has been extremely favorable. See "-Delinquencies and Non-Performing Assets."

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

          MULTIFAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE. Multifamily residential and commercial real estate and land loans are generally considered to involve a higher degree of credit risk than one- to four-family residential mortgage loans. This greater risk is attributable to several factors, including the higher concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily residential and commercial real estate is typically dependent upon sufficient cash flow from the related real estate project to cover operating expenses and debt service. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Circumstances outside the borrower's control may adversely affect income from the multifamily or commercial property as well as its market value.

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

                                                                       For the
                                                   For the year     eleven months   For the year
                                                  ended June 30,    ended June 30,  ended July 31,
                                                       1998             1997            1996
                                                  --------------   --------------   -------------
                                                                    (In thousands)
LOAN (GROSS):
   At beginning of period                          $  94,301           $ 79,882        $ 71,771
                                                   ------------        --------        --------
MORTGAGE LOANS ORIGINATED:
   One-to four-family                                 38,612             23,088          19,617
   Multifamily                                            34                  -              86
   Commercial real estate                                550                  -               -
   Land, construction and development                      -                  -              38
                                                   ------------        --------        --------
      Total mortgage loans originated                 39,196             23,088          19,741
OTHER LOANS ORIGINATED:
   Other loans                                           249                192             202
                                                   ------------        --------        --------
      Total loans originated                          39,445             23,280          19,943
                                                   ------------        --------        --------
   Additional draws - open-end home equity loans         428                346             549
Principal repayments                                 (17,838)            (9,207)        (12,377)
Loans sold                                              (237)                 -               -
Loans transferred to real estate owned                     -                  -               -
      Charge-off-CIC participation                         -                  -             (4)
                                                   ============        ========        ========
           LOAN BALANCES AT END OF PERIOD          $ 116,099           $ 94,301        $ 79,882
                                                   ============        ========        ========


          Income From Lending Activities. The Bank realizes interest income and servicing fee income from its lending activities. For the most part, interest rates charged by the Bank on loans are determined by local competition, although they also reflect general interest rates, demand for loans and availability of funds.

          The Bank charges service fees, late payment and other miscellaneous service fees. During the 1998 fiscal year and the fiscal years ended June 30, 1997 and July 31, 1996, the Bank earned an aggregate of such fees totaling $24,000, $23,000 and $29,000, respectively.

          LOAN MATURITY. The following table shows the contractual maturity of the Bank's loan portfolio at June 30, 1998. Loans are shown as due based on their contractual terms to maturity rather than when interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

                                    Mortgage  loans                                            Total loans
                                    ---------------                                            -----------
                                                          Land,
   Due during     One- to                             construction                                     Weighted
    periods        four-       Multi-    Commercial        and         Home      Other                  average
Ending June 30,    Family      family    Real Estate   development    equity     loans       Amount      rate
---------------  ----------  ----------  -----------   -----------  ---------  ----------  ----------  ---------
                                         (Dollars in thousands)
1999              $  168      $   5       $   -          $    -       $ 15      $  25      $   213       8.00%
2000                  92         10           -               -          1         36          139       8.08
2001                 411         34          85             118         90         77          815       8.59
2002 and 2003      1,711         77         103               -        388          6        2,285       8.36
2004 to 2009      13,811         42          45               -        328          -       14,226       7.31
2010 to 2014      24,252        227         151               -          -          -       24,630       7.07
2015 to 2019       5,159        327         449               -          -          -        5,935       8.22
2020  and
following         67,837         19           -               -          -          -       67,856       7.36
                ---------     ------     --------        -------     -------    ------    ---------     ------
Total loans
due, gross      $113,441      $ 741      $  833          $  118       $822      $ 144     $116,099       7.36%
                =========     ======     ========        =======     =======    ======    ========      =======



          The following table sets forth at June 30, 1998, the dollar amount of loans due after June 30, 1999, and whether such loans have fixed interest rates or adjustable interest rates.


                                               Due after June 30, 1999

                                          Fixed      Adjustable      Total
                                      ------------  ------------  ----------
Mortgage loans:                                   (In thousands)
   One- to four-family                 $ 107,613    $  5,642      $ 113,255
   Multifamily                               754           -            754
   Commercial real estate                    552         281            833
   Land, construction and development          -         118            118
   Home equity                                           807            807
                                               -
                                      ------------  ----------   ------------
Total mortgage loans                   $ 108,919    $  6,848     $  115,767
                                      ------------  ----------   ------------
Other loans                                  119           -            119
                                      ============  ==========   ============
   Total loans                         $ 109,038    $  6,848     $  115,886
                                      ============  ==========   ============


DELINQUENCIES AND NON-PERFORMING ASSETS


          DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. Contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, deficiencies are cured promptly. If the deficiency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank may institute measures to remedy the default, including commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale. If the Bank acquires the property at judicial sale or accepts a voluntary deed of the secured property in lieu of foreclosure, the acquired property is then listed in the Bank's Real Estate Owned ("REO") account until it is sold. At June 30, 1998, the Bank had no REO. The Bank is permitted to finance sales from its REO account by "loans to facilitate," which involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Bank's underwriting guidelines. Currently, the Bank has no such "loans to facilitate."

          The following table sets forth information with respect to the Bank's non-performing assets (which includes loans that are delinquent for 90 days or more and REO) at the dates indicated. At June 30, 1998, there were no loans other than those included in the table below with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

                                                  At June 30,          At July 31,
                                               --------------- ----------------------------

Non-performing loans:                           1998     1997    1996      1995       1994
--------------------------------------------- -------  ------- -------- ---------  ---------
                                                              (Dollars in thousands)
Mortgage loans:
   One- to four-family                         $ 342   $ 199     $ 69     $ 193     $ 511
   Multifamily                                     -       -        -         -         -
   Commercial real estate                          -       -        -         -         -
   Land, construction and development              -       -        -         -         -
   Home equity                                     -       -       49         -         -
Other loans                                        -       -        -         -         -
                                              ------- ------- --------- ---------  ---------
   Total non-performing loans                    342     199      118       193       511
                                              ------- ------- --------- ---------  ---------
Real estate owned                                  -       -        -       168         -
                                              ------- ------- --------- ---------  ---------
   Total non-performing assets                 $ 342   $ 199    $ 118     $ 361     $ 511
                                              ======= ======= ========= =========  =========
Total non-performing loans to total loans      0.30%   0.21%    0.15%      0.27%     0.74%
Total non-performing assets to total assets    0.16%   0.09%    0.06%      0.18%     0.26%


          A loan is placed on non-accrual status when it becomes 90 days or more delinquent and when the collection of principal and/or interest becomes doubtful. At June 30, 1998, the Bank had no single family residential loans that were non accruing. The Bank had one single family residential loan with an outstanding balance of $199,000 at June 30, 1997 that was non-accruing. At July 31, 1996, the Bank had no non-accruing loans. For the year ended June 30, 1998, the eleven months ended June 30, 1997 and the year ended July 31, 1996, the amount of interest income that would have been recorded on non-accrual loans had such loans performed in accordance with their terms was $0, $10,000, and $0, respectively. Interest earned on loans 90 days or more delinquent and still accruing interest amounted to $25,000, $36,000, and $67,000 for the fiscal year ended June 30, 1998, the eleven months ended June 30, 1997 and the fiscal year ended July 31, 1996, respectively.

          The Bank's non-performing assets at June 30, 1998 consisted of three, one- to four-family residential loans, with an aggregate outstanding principal balance of $342,000. The Bank's non-performing assets at June 30, 1997, consisted of one, one-to four-family residential loan, with an aggregate outstanding principal balance of $199,000. The properties underlying the non-performing loans are located in the Chicago metropolitan area.

          CLASSIFIED ASSETS. OTS regulations require that each saving association classify its assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations of savings associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. OTS regulations provide for three adverse classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings association to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the Bank to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss or charge off such amount. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its loans at June 30, 1998, the Bank had no loans, which would have been classified by management as "Substandard" or "Doubtful" and no potential problem loans, which would have been classified by management as "Special Mention."

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

          The following table analyzes activity in the Bank's allowance for loan losses during the periods indicated.

                                                           At or for
                                                At or     the eleven
                                               for the      months
                                             year ended      ended
                                              June 30,      June 30,    At or for the year ended July 31,
                                             -----------  -----------  ---------------------------------
Allowance for Loan Losses                       1998         1997        1996       1995         1994
------------------------------------------- ------------  ----------- --------- ----------- ------------
                                                                   (Dollars in thousands)
Balance at beginning of year                 $   300       $   300     $  166      $ 166       $ 184
Provision (credit) for loan losses                 -             -        138          -         (18)
Charge-offs:
Mortgage loans:
   One-to four-family                              -             -          -          -           -
   Multifamily                                     -             -         (4)         -           -
   Commercial real estate                          -             -          -          -           -
   Land, construction and development              -             -          -          -           -
   Home equity                                     -             -          -          -           -
Other loans                                        -             -          -          -           -
                                            ---------     ----------- --------- ----------- ------------
      Total charge-offs                            -             -         (4)         -           -
                                            ---------     ----------- --------- ----------- ------------
Recoveries                                         -             -          -          -           -
                                            ---------     ----------- --------- ---------- -------------
Balance at end of year                        $  300       $   300   $     300     $ 166       $ 166
                                            =========     =========== ========= =========== ============
Allowance for loan losses to total loans
   at the end of the period (1)                 0.26%         0.32%      0.38%      0.23%       0.24%
Allowance for loan losses to total
   non-performing loans at end of period       87.72        150.75     254.24      86.01       32.49
Allowance for loan losses to total
   non-performing assets at end of period      87.72        150.75     254.24      45.98       32.49
Net charge-offs to average loans
   outstanding                                     -             -       0.01          -           -

_____________________________________
(1) Total loans represent loans, net plus the allowance for loan losses.


          The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                        AT JUNE 30,
                                     -----------------------------------------------------------------------------
                                                        1998                                  1997
                                     --------------------------------------  -------------------------------------
                                                               Percent of                             Percent of
                                                              Loans in Each               Percent    Loans in Each
                                      Allowance   Percent of   Category to   Allowance      of        Category to
                                        Amount    Allowance    Gross Loans    Amount     Allowance    Gross Loans
                                     ----------- ----------   -------------  ---------  -----------  -------------
Mortgage loans:                                                    (Dollars in thousands)
   One-to four-family                  $  125        41.7%         97.8%       $105         35.0%        96.7%
   Multifamily                              4         1.3           0.6           5          1.7          1.0
   Commercial real estate                   8         2.7           0.7           4          1.3          0.4
   Land, construction and
     development                            1         0.3           0.1           2          0.7          0.4
   Home equity                              2         0.7           0.7           3          1.0          1.3
Other loans                                 -           -           0.1           -            -          0.2
Unallocated                               160        53.3             -         181         60.3            -
                                     ----------- ----------   -------------  ---------  -----------  -------------
   Total allowance for loan losses     $  300       100.0%        100.0%       $300        100.0%       100.0%
                                     =========== ==========   =============  =========  ===========  =============




                                                                           AT JULY 31,
                                ---------------------------------------------------------------------------------------------------
                                              1996                          1995                                1994
                                ----------------------------  ---------------------------------  ----------------------------------
                                                   Percent of                        Percent of                          Percent of
                                                   Loans in                           Loans in                            Loans in
                                                     Each                               Each                                Each
                                                   Category                           Category                            Category
                            Allowance  Percent of  to Gross   Allowance   Percent of  to Gross    Allowance   Percent of  to Gross
                             Amount    Allowance     Loans     Amount     Allowance     Loans      Amount     Allowance     Loans
                            ---------  ---------   ---------  ---------   ---------   ---------   ---------   ---------   ---------
Mortgage loans:                                         (Dollars in thousands)
  One-to four-family         $  85       28.3%      95.6%        $79        47.6%        94.9%      $  83       50.0%        94.6%
  Multifamily                    5        1.7        1.2           6         3.6          1.4           6        3.6          1.9
  Commercial real estate         4        1.3        0.5           4         2.4          0.6           5        3.0          0.7
  Land construction and
       development               2        0.7        0.5           2         1.2          0.2           1        0.6          0.2
  Home equity                    4        1.3        1.8           5         3.0          2.4           4        2.4          2.4
Other loans                      -          -        0.4           -           -          0.5           -          -          0.2
Unallocated                    200       66.7          -          70        42.2           -           67       40.4            -
                             --------  --------   ---------   --------   ---------   ----------   ---------   --------   ---------
  Total allowance for loan
   losses                    $ 300      100.0%     100.0%       $166       100.0%       100.0%      $ 166      100.0%       100.0%
                             ========  ========   =========   ========   =========   ==========   ==========  ========    =========


INVESTMENT ACTIVITIES

          GENERAL. The investment policy of the Bank, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide and maintain adequate liquidity, maintain a balance of high quality, diversified investments, minimize risks to the Bank and complement the Bank's lending activities. The investment policy is implemented by the Chief Financial Officer and the President. The policy designates the Chief Financial Officer as the investment manager authorized to oversee the daily operations of the investment portfolio. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At June 30, 1998, the Bank's liquidity ratio for regulatory purposes was 60.8%.

          As required by Statement of Financial Accounting Standards ("SFAS") 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of earnings. At June 30, 1998, the Bank had no securities which were classified as trading. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after tax basis, as a separate component of retained earnings. At June 30, 1998, $35.6 million of mortgage-backed securities and other investments were classified as available-for-sale. At June 30, 1998, mortgage-backed securities held-to-maturity totaled $46.7 million and had a fair value of $46.6 million.

          MORTGAGE-BACKED SECURITIES. The Bank invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand.

          At June 30, 1998, all securities in the Bank's mortgage-backed securities portfolio were directly insured or guaranteed by FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"), thereby providing the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they are collected. The Bank's mortgage-backed securities portfolio had a weighted average yield of 6.68% at June 30, 1998.

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

          INVESTMENT SECURITIES. Federal savings associations have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federal savings association is otherwise authorized to make directly. The Bank, from time to time, has used investment securities to supplement loan volume and to provide short- and intermediate-term assets for asset/liability management purposes. From time to time, the Bank has invested in high quality investment securities with various terms to maturity. At June 30, 1998, the Company had $2.6 million investment in preferred stocks and mutual funds. These investments are managed in the Company's available-for-sale portfolio.

          The following table sets forth activity in the Bank's mortgage-backed securities and investment portfolio for the periods indicated.

                                                       For the year    For the eleven    For the year
                                                          ended         months ended         ended
                                                         June 30,         June 30,          July 31,
                                                           1998             1997             1996
                                                     --------------   ----------------  ---------------
                                                                      (In thousands)
   Held-to-maturity:
      Amortized cost at beginning of period            $ 47,376         $ 44,133           $111,283
      Purchases/sales, net                               10,192           10,207                  -
      Transfer (to) from available-for-sale                   -                -            (56,447)
      Principal repayments                              (10,602)         (6,753)            (10,484)
      Premium and discount amortization, net               (237)           (211)               (219)
                                                     --------------- -----------------  ---------------
      Amortized cost at end of period                  $ 46,729          $47,376           $ 44,133
                                                     --------------- -----------------  ---------------

   Available-for-sale:
      Amortized cost at beginning of period            $ 61,376          $59,898           $     -
      Purchases/sales, net                              (7,440)           10,172             10,081
      Transfer (to) from held-to-maturity                    -                 -             56,447
      Principal repayments                             (18,331)           (8,680)            (6,622)
      Premium and discount amortization, net               (55)              (14)                (8)
                                                     --------------- -----------------  ---------------
      Amortized cost at end of period                  $ 35,550         $ 61,376           $ 59,898
                                                     --------------- -----------------  ---------------

         Total mortgage-backed securities and
            investment portfolio                       $ 82,279         $108,752           $104,031
                                                     =============== =================  ===============


          The following table sets forth certain information regarding the amortized cost and fair value of the Bank's mortgage-backed securities and investments at the dates indicated.

                                                    At June 30,                            At July 31,
                                ---------------------------------------------------- -------------------------
                                          1998                      1997                       1996
                                --------------------------  ------------------------ -------------------------
                                 Amortized                   Amortized                Amortized
                                    Cost      Fair Value        Cost     Fair Value     Cost      Fair Value
                                ----------- --------------  ----------- ------------ ----------- ------------
                                                                (In thousands)
Held-to-Maturity:
  FNMA                           $ 44,284     $ 44,087      $ 44,136     $ 43,283     $ 39,135    $ 37,195
  FHLMC                             2,445        2,473         3,240        3,252        4,998       4,960
                                ----------- --------------  ----------- ------------ ----------- ------------
     Total held-to-maturity      $ 46,729     $ 46,560      $ 47,376     $ 46,535     $ 44,133    $ 42,155
                                ----------- --------------  ----------- ------------ ----------- ------------
Available-for-sale:
  FNMA                           $ 22,576     $ 22,693      $ 41,173     $ 41,152     $ 37,454    $ 36,596
  FHLMC                            10,369       10,342        19,187       19,067       22,444      21,682
  Mutual funds and  preferred
   stock                            2,605        2,569         1,016        1,087            -           -
                                ----------- --------------  ----------- ------------ ----------- ------------
   Total available-for-sale      $ 35,550     $ 35,604      $ 61,376     $ 61,306     $ 59,898    $ 58,278
                                ----------- --------------  ----------- ------------ ----------- ------------
    Total mortgage-backed
      securities and investment
      portfolio                  $ 82,279     $ 82,164      $108,752     $107,841     $104,031    $100,433
                                =========== ==============  =========== ============ =========== ============


          The table below sets forth certain information regarding the amortized cost, fair value, weighted average yields and stated maturity of the Bank's mortgage-backed securities and investment portfolio at June 30, 1998. No effect has been given to prepayments or amortization of loans. There were no mortgage-backed securities (exclusive of obligations of the U.S. Government and any federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at June 30, 1998.

                                                          At June 30, 1998
                                      -------------------------------------------------------------
                                                                                    Weighted
                                           Amortized            Fair                Average
                                              Cost             Value                 Coupon
                                      ----------------- --------------------- ---------------------
Held-to-Maturity:                                           (Dollars in
                                                             thousands)
No stated maturity date:                   $      -         $      -                   -  %
Due within 1 year                             2,631            2,657                  6.50
Due after 1 year but within 5 years          26,884           26,563                  6.34
Due after 5 years but within 10 years         2,496            2,515                  7.49
Due after 10 years                           14,718           14,825                  7.16
                                      ----------------- --------------------- ---------------------
   Total held-to-maturity                  $ 46,729         $ 46,560                  6.67%
                                      ----------------- --------------------- ---------------------

Available-for-sale:
No stated maturity date                    $  2,105         $  2,059                  8.68%
Due within 1 year                             6,365            6,297                  5.50
Due after 1 year but within 5 years          15,193           15,130                  6.88
Due after 5 years but within 10 years         4,780            4,910                  7.34
Due after 10 years                            7,107            7,208                  7.04
                                      ----------------- --------------------- ---------------------
   Total available-for-sale                $ 35,550         $ 35,604                  6.83%
                                      ----------------- --------------------- ---------------------

Total:
No stated maturity date                    $  2,105         $  2,059                  8.68%
Due within 1 year                             8,996            8,954                  5.79
Due after 1 year but within 5 years          42,077           41,693                  6.54
Due after 5 years but within 10 years         7,276            7,425                  7.39
Due after 10 years                           21,825           22,033                  7.12
                                      ----------------- --------------------- ---------------------
   Total mortgage-backed securities
       and investment portfolio            $ 82,279         $ 82,164                  6.74%
                                      ================= ===================== =====================


          REAL ESTATE INVESTMENT. The investment in real estate held for sale and development originally consisted of 158 single family detached home sites and a 15-acre commercial parcel in a Planned Unit Development named the Trails of Olympia Fields. However, the Bank has nearly liquidated this investment through sales. At June 30, 1998, only one five-acre commercial parcel with a book value of $262,000 remained unsold. The Company acquired this parcel from the Bank in the second quarter of fiscal 1997.

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

          SAVINGS DEPOSITS. The Bank offers several types of savings programs to attract short term and long term savings deposits, including passbook, various NOW accounts, money market deposit accounts and a variety of fixed-rate, money market certificates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank's savings deposits are obtained predominantly from the areas near its office locations. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain savings deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain savings deposits. At June 30, 1998, the Bank had approximately $123.8 million outstanding in savings deposits.

          The authority to pay competitive rates on insured savings deposits has allowed the Bank to be more aggressive in obtaining funds and has given it more flexibility to minimize net deposit outflows. However, competitive interest rates have also resulted in a more volatile cost of funds.

          The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates on each category of savings deposits presented. Management does not believe that the use of year end balances instead of average monthly balances would result in any material difference in the information presented.

                                                        At June 30,                                      At July 31,
                              --------------------------------------------------------------  -----------------------------
                                            1998                            1997                            1996
                              ------------------------------- ------------------------------  -----------------------------

                                       Percent of   Weighted            Percent of  Weighted           Percent of  Weighted
                                         Total       Average              Total      Average             Total      Average
                               Amount   Deposits      Rate      Amount   Deposits     Rate     Amount   Deposits     Rate
                             --------- ----------   ---------  --------- --------   --------  --------- --------   --------
                                                                   (Dollars in thousands)
Noninterest-bearing NOW
accounts                     $  5,847     4.7%        -  %     $ 4,582     3.7%         -  %  $  4,165     3.0%        -  %
Interest-bearing NOW accounts   7,668     6.2        2.01        7,178     5.9       2.02        7,310     5.3        2.02
Money market demand accounts   11,797     9.5        3.31       12,281    10.0       3.12       13,035     9.5        3.12
Passbook accounts              38,838    31.4        2.50       39,607    32.2       2.50       41,324    30.2        2.50
Certificates of deposit        59,685    48.2        5.37       59,333    48.2       5.34       71,343    52.0        5.48
                             --------- --------   ---------  ---------  --------   --------   --------- ---------   -------
   Total                     $123,835   100.0%       3.81%    $122,981   100.0%      3.81%    $137,177   100.0%       4.01%
                             ========= ========   =========  =========  ========   ========   ========= =========   =======

          The following table presents the savings deposit activity of the Bank for the periods indicated.



                                                      For the year   For the eleven      For the year
                                                         ended        months ended          ended
                                                        June 30,        June 30,           July 31,
                                                         1998            1997               1996
                                                     -------------- ----------------  ----------------
                                                                    (Dollars in thousands)
Deposits                                              $  263,421        $ 266,195       $  266,028
Withdrawals                                             (267,098)        (284,167)        (282,429)
                                                     -------------- -----------------  ----------------
Deposits in excess of (less than) withdrawals           (  3,677)         (17,972)         (16,401)
Interest credited                                          4,531            3,776            5,228
                                                     -------------- -----------------  ----------------
   Total increase (decrease) in savings deposits      $      854        $ (14,196)      $(  11,173)
                                                     ============== =================  ================


          At June 30, 1998, the Bank had $6.4 million in certificate accounts with a balance of $100,000 or greater maturing as follows:

                                                                  Weighted
                                                  Amount        Average Rate
                                              ---------------- ---------------
                                                   (Dollars in thousands)
          Maturity Period
          Within three months                     $   1,183          4.92%
          After three but within six months           1,481          5.47
          After six but within 12 months              1,497          5.33
          After 12 months                             2,258          5.56
                                               --------------  ---------------
             Total                                $  6,419           5.37%
                                               ==============  ===============



          The following table sets forth the amount of certificates of deposit outstanding at the dates indicated and the remaining period to maturity of the certificates of deposit outstanding at June 30, 1998.

                         Period to Maturity at June 30, 1998                    Total at
                       ----------------------------------------- ----------------------------------------

                                        One to      More than
                        Less than    Three Years     Three to     June 30,      June 30,      July 31,
Interest Rate Range      One Year                   Five Years      1998          1997          1996
---------------------- ------------- ------------- ------------- ------------  ------------  ------------
                                                   (In thousands)
4.00% and below        $       265   $         -    $       -     $      265   $       257   $       968
4.01% to 5.00%               9,868             -            -          9,868         2,014        18,226
5.01% to 6.00%              28,690         18,703         1,166       48,559        54,622        34,515
6.01% to 7.00%                 981             12           -            993         2,440        17,634

7.01% and above                 -              -            -              -             -             -
                       ============= ============= ============= ============  ============  ============
    Total              $    39,804   $     18,715   $     1,166   $   59,685    $   59,333   $    71,343
                       ============= ============= ============= ============  ============  ============

          BORROWINGS. Although savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank has in the past relied upon advances from the FHLB of Chicago and, to a lesser extent, reverse repurchase agreements, to supplement its supply of funds and to meet deposit withdrawal requirements. The Bank may obtain advances from the FHLB of Chicago on the security of the capital stock of the FHLB of Chicago it owns and certain of its home mortgage loans and/or mortgage-backed and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Chicago prescribes acceptable uses to which the advances pursuant to each program may be used as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Bank's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time been used to meet the Bank's liquidity needs. At June 30, 1998, the Bank had $53.0 million in FHLB of Chicago borrowings and the capability to borrow additional funds upon complying with the FHLB of Chicago's collateral requirements.

          The Bank has in the past sold securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were no securities sold under agreements to repurchase outstanding at the end of or during the fiscal years 1998, 1997, and 1996. The Bank may utilize this type of financing in the future.

          The following table sets forth certain information regarding borrowings at the dates and for the periods indicated:


                                                                                       At or for
                                                                     For the year     the eleven       For the year
                                                                         ended       months ended         ended
                                                                       June 30,        June 30,         July 31,
                                                                         1998             1997            1996
                                                                     --------------   -------------   --------------
                                                                                  (Dollars in thousands)
FHLB of Chicago advances:
  Maximum amount outstanding at any month-end during the period       $  53,000        $  49,600        $  43,000
  Average daily balance outstanding                                      48,530           43,849           37,800
  Balance outstanding at end of period                                   53,000           49,600           39,900
  Weighted average daily interest rate during the period                   6.61%            6.22%            6.68%
  Weighted average interest rate at end of period                          5.59%            6.41%            6.75%



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

PERSONNEL

          At June 30, 1998, the Bank employed 47 full time and 16 part time employees. At June 30, 1998, 50% of the Bank's full time employees had been with the Bank for more than ten years. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. The Bank seeks to compensate its personnel at a level competitive with its savings institution peers in order to retain highly qualified employees.

YEAR 2000

          The disclosure required for the Year 2000 Problem is incorporated herein by reference to pages 22 through 24 of the Company's 1998 Annual Report to Shareholders under the caption "Year 2000" which section is included in
Exhibit 13.1 to this Report.


                           FEDERAL AND STATE TAXATION


FEDERAL TAXATION


          GENERAL. The following is intended only as a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For federal income tax purposes, the Company and the Bank will file consolidated income tax returns. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

          TAX BAD DEBT RESERVES. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, primarily consist of loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of July 31, 1996.

          DISTRIBUTIONS. To the extent that the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e., its reserve as of July 31, 1988, to the extent thereof and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed will be included in the Bank's taxable income. The balance of the Bank's tax bad debt reserve as of July 31, 1988 was $3,685,478. The balance of the Bank's supplemental reserve for losses was $2,463,159. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

          CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT. Although the corporate environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million has expired, under current Administration proposals, such tax will be retroactively reinstated for taxable years beginning after December 31, 1997 and before January 2009.

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

STATE AND LOCAL TAXATION

          The Bank may file a combined Illinois income tax return with the Company. For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.3% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois Taxable Income of the Bank. As of June 30, 1998, the Bank has approximately $9.5 million of Illinois' net loss deduction carry forward that can be utilized to reduce Illinois taxable income.

          As an Illinois holding company, the Company will pay an annual franchise tax to the State of Illinois.

          The Company will file a combined Illinois income tax return with the Bank. The Company will be taxed at an effective rate equal to 7.3% of Illinois taxable income as defined above.


                                   REGULATION


General


          The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and the Bank is a member of the FHLB of Chicago. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a publicly-held savings association holding company, is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

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

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS.

          BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended (the "HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of an association's assets on the aggregate amount of commercial loans; with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on nonconforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

          LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At June 30, 1998, the Bank's regulatory limit on loans to one borrower was $3.9 million. At June 30, 1998, the Bank's largest aggregate amount of loans to one borrower was $449,000, and the second largest borrower had an aggregate balance of $359,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

          QTL TEST. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, education loans, and credit card loans. At June 30, 1998, the Bank maintained 99% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

          CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets and a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. The FDIC and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

          The OTS and the other federal banking regulators adopted, effective October 1, 1998, an amendment to their risk-based capital guidelines that permits insured depository institutions to include in supplementary capital up to 45% of the pretax net unrealized holding gains on certain available-for-sale equity securities, as such gains are computed under the guidelines. The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirements, to hold additional capital to account for its "above normal" interest rate risk. Pending resolution of related regulatory issues, the OTS has deferred enforcement of this regulation. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3 month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. An institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

          At June 30, 1998, the Bank met each of its capital requirements.

          The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 1998.

                                                          Bank Capital
                                     Bank                  Requirements              Bank Excess
                           ------------------------- ----------------------------------------------------
                             Amount       Percent      Amount       Percent       Amount      Percent
                           ------------ ------------ ------------ ------------ ----------- --------------
                                                       (Dollars In thousands)
Tangible capital.......     $  25,888      12.30%      $3,158         1.50%      $22,730       10.80%
Core capital...........        25,888      12.30        6,316         3.00        19,572        9.30
Risk-based capital.....        26,188      31.76        6,597         8.00        19,591       23.76


          A reconciliation between the Bank's regulatory capital and GAAP capital at June 30, 1998 is presented below.

                                                   Tangible       Core      Risk-based
                                                    Capital      Capital      Capital
                                                  ------------ ------------ ------------
                                                               (In thousands)

GAAP capital......................................  $ 25,968     $ 25,968     $ 25,968
Unrealized loss on mortgage-backed securities
  available-for-sale, net of tax..................       (80)         (80)         (80)
Allowance for loan losses.........................         -            -          300
                                                    --------- ------------- ------------
Regulatory capital................................  $ 25,888     $ 25,888     $ 26,188
                                                    --------- ------------- ------------

          LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash out merger and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above.

          LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 1998, was 59.8%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

          ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During July, 1998, the Bank paid the semiannual assessment of $29,225. The OTS has proposed amendments to its regulations that are intended to assess savings associations on a more equitable basis. The proposed regulations would base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in percentage increases for any savings institution with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in percentage increases for a savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact on the smaller savings institutions, the OTS is proposing to permit the portion of the assessment based on assets size either under the current regulations or under the amended regulations.

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

          TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

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

          PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMELS financial institutions rating system). A savings association that has a total risk based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMELS financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk based capital of less than 6.0% or a Tier 1 risk based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements.

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

          In addition, the 1996 Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for the

FICO bonds are 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits. For the semi-annual period beginning July 1, 1998, the rates of assessment for the FICO bonds is 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits.

          The 1996 Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress. The Secretary of the Treasury has recommended that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting such non-financial activity, the Secretary of the Treasury recommended retention of the thrift charter. The Secretary of the Treasury also recommended the merger of the BIF and the SAIF irrespective of whether the thrift charter is eliminated. However, the current version of bank modernization legislation, The Financial Services Act of 1998, H.R. 10, which was passed by the U.S. House of Representatives in May 1998 and was being considered by the U.S. Senate over the summer of 1998, does not require thrift institutions to convert to bank charter. H.R. 10 also requires the FDIC's Board of Governors to report to Congress on various issues regarding the deposit insurance funds, including such questions as the plans being developed for the merger of the funds, an estimate of the cost of such merger to be borne by SAIF members, and any recommendations for legislative action to provide for an efficient merger of the funds.

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

          FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Chicago, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Chicago. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Chicago at June 30, 1998, of $3.4 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

          The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Chicago capital stock in amounts equal to $171,000, $138,000, and $148,000 respectively during the fiscal year ended June 30, 1998, the eleven months ended June 30, 1997, and the fiscal year ended July 31, 1996. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

          FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $47.8 million. The amount of aggregate transaction accounts in excess of $47.8 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

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

                           FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; depositor and borrower preferences; and the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" in Item 7 of the Form 10-K.


ITEM  2.      PROPERTIES

          The Bank conducts its business through its corporate office and two branch locations, as set forth in the following table.

                                                                          Lease         Net Book
                                        Leased or      Date Leased     Expiration      Value at
                                          Owned        or Acquired        Date       June 30, 1998
                                       -------------  --------------  -------------- --------------
                                                              (In thousands)
 Main Office:
    Old McHenry Road
    Long Grove, Illinois  60047....        Owned          1980             -----         $3,543

 Branches:
    1601 North Milwaukee Avenue
    Chicago, Illinois  60647.......        Owned          1941             -----            409

    8301 West Lawrence
    Norridge Illinois  60656.......         (1)           1976            4/2006(2)          23

____________________

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


                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Big Foot Financial Corp. common stock is traded over the counter and is listed on the National Market System of the Nasdaq Stock Market under the symbol "BFFC." At June 30, 1998, there were 2,512,750 shares of Big Foot Financial Corp. common stock issued and outstanding and there were approximately 485 holders of record. The price range of the common stock from the date the common stock began trading on December 20, 1996 was as follows:

        THREE MONTHS ENDED             HIGH          LOW
        ------------------             ----          ---

        December 31, 1996*           $13.000      $12.313
        March 31, 1997                14.750       12.688
        June 30, 1997                 16.125       13.875
        September 30, 1997            17.875       16.000
        December 31, 1997             21.500       17.750
        March 31, 1998                23.938       20.125
        June 30, 1998                 21.875       17.313

        __________________________________
        *Period began December 20, 1996


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

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

                                                 At or for       At or for the
                                                    the          eleven months
                                                year ended           ended
                                                  June 30,          June 30,          At or for the year ended July 31,
                                                   1998              1997            1996(1)      1995(1)       1994(1)
                                               ------------    ----------------  ---------------------------------------
Selected Financial Condition Data:
   Total assets                                 $220,604          $ 214,896         $194,624     $200,251       $195,207
   Loans receivable (net)                        115,472             93,624           79,144       70,984        68,426
   Allowance for loan losses                         300                300              300          166           166
   Mortgage-backed securities                     79,764            107,595          102,411      111,283       111,987
   Savings deposits                              123,835            122,981          137,177      148,350       141,830
   Borrowed funds                                 53,000             49,600           39,900       32,300        34,300
   Stockholders' equity                           38,094             36,977           13,579       14,423        13,441

Selected Operating Data:
   Net interest income before provision for
      loan losses                                  6,442              5,346            4,704        5,341          6,129
   Net income                                      1,180                220              226          982          2,110
   Net income excluding special SAIF
      assessment, net of tax                       1,180                837              226          982          2,110

Selected Financial Ratios:
   Bank Capital ratios:
      Tangible                                     12.30%             12.13%            7.35%        7.05%          6.50%
      Core                                         12.30              12.13             7.35         7.05           6.50
      Risk-based                                   31.76              34.03            21.59        21.28          19.63
   Return on average assets                         0.55               0.11             0.11         0.51           1.09
   Return on average assets excluding
     special SAIF assessment, net of tax            0.55               0.41             0.11         0.51           1.09
   Return on average stockholders' equity           3.12               0.82             1.58         6.98          16.93
   Return on average stockholders' equity
     excluding special SAIF assessment,
       net of tax                                   3.12               3.13             1.58         6.98          16.93
   Consolidated equity to assets at end of
     period                                        17.27              17.21             6.98         7.20          6.89
   Noninterest expense to average assets            2.47               2.59             2.36         2.45          2.63
   Noninterest expense to average assets
     excluding special SAIF assessment              2.47               2.13             2.36         2.45          2.63
   Non-performing assets as a percent of
     total assets                                   0.16               0.09             0.06         0.18          0.26
   Allowance for loan losses as a percent
     of total loans                                 0.26               0.32             0.38         0.23          0.24
   Allowance for loan losses as a percent
     of non-performing loans                       87.72             150.75           254.24        86.01         32.49

Per Share Data:
   Basic earnings per share                     $   0.50           $   0.27              N/A          N/A           N/A
   Diluted earnings per share                       0.49               0.27              N/A          N/A           N/A
   Book value                                      15.16              14.72              N/A          N/A           N/A

Stock Quotes:
   High(2)                                      $ 23.938           $ 16.125              N/A          N/A           N/A
   Low(2)                                         16.000             12.313              N/A          N/A           N/A
   At June 30                                     18.000             16.125              N/A          N/A           N/A

__________________________________________________
(1) Fairfield Savings Bank, F.S.B. only.
(2) Quotes for 1997 include the period from December 20, 1996 to June 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item is incorporated herein by reference to pages 5 through 24 of the Company's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations, " which section is included in
Exhibit 13.1 to this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by this Item is incorporated herein by reference to pages 7 through 10 of the Company's 1998 Annual Report to Shareholders under the caption "Quantitative and Qualitative Disclosures About Market Risk," which section is included in Exhibit 13.1 to this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item is incorporated herein by reference to pages 25 through 54 of the Company's 1998 Annual Report to Shareholders under the captions "Independent Auditor's Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which sections are included in Exhibit 13.1 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following information included on pages 6 through 8, and page 18 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION

          The following information included on pages 9 through 18, of the Proxy Statement is incorporated herein by reference: "Management Salary Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Performance Graph," "Directors' Compensation," "Executive Compensation," "Employment Agreements," and "Benefits."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          The following information included on pages 4 through 6, of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management-Principal Shareholders of the Company," and "Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The following information included on page 18 of the Proxy statement is incorporated herein by reference: "Compensation of Directors and Executive Officers - Transactions with Certain Related Persons."


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listed below are all financial statements and exhibits filed as part of this report:

     a.   Financial Statements, Schedules, and Exhibits
     (1) The consolidated balance sheets of Big Foot Financial Corp. and subsidiary as of June 30, 1998 and June 30, 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended June 30, 1998, the eleven month period ended June 30, 1997 and the year ended July 31, 1996 together with the related notes and the independent auditors' report of KPMG Peat Marwick LLP, independent certified public accountants.
     (2)  Schedules omitted as they are not applicable.
     (3)  Exhibits

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

     3.1          Article of Incorporation of Big Foot Financial Corp.*

     3.2          Bylaws of  Big Foot Financial Corp.*

     4.3          Specimen of Stock Certificate of Big Foot Financial Corp.*

     10.1(a)      Employee Stock Ownership Plan of Big Foot Financial Corp.*

     10.1(b)      ESOP Trust Agreement dated as of December 19, 1996.**

     10.2         Loan Agreement by and between Big Foot Financial Corp.
                  Employee Stock Ownership Plan Trust and Big Foot Financial Corp. Made and Entered Into as of December 19, 1996, as amended.**

     10.3 Employment Agreement between Big Foot Financial Corp. and George M. Briody.**

     10.4 Form of Employment Agreement between Big Foot Financial Corp. and Executive Officers.**

     10.5         Employment Agreement between Fairfield Savings Bank, F.S.B.
                  and George M. Briody.**

     10.6 Form of Employment Agreement between Fairfield Savings Bank, F.S.B. and Executive Officers.**

     10.7 Form of Employee Retention Agreement between Big Foot Financial Corp., Fairfield Savings Bank, F.S.B. and certain employees.**

     10.8 Lease Agreement of Fairfield Savings Bank, F.S.B. for Norridge Branch Office, dated April 29, 1976.*

     10.9 Amended and Restated Severance Pay Plan of Fairfield Savings Bank, F.S.B., Adopted on September 17, 1996, Effective on December 19, 1996.**

    10.10(a) Fairfield Savings Bank Profit Sharing and Savings Plan (as amended and restated effective August 1, 1989).*

    10.10(b) Amendments No.1 (dated September 21, 1993), No. 2 (dated July 19, 1994) and No. 3 (dated November 18, 1996) to the Fairfield Savings Bank Profit Sharing and Savings Plan.**

    10.11(a)      Big Foot Financial Corp. 1997 Stock Option Plan***

    10.11(b) Amendment No. 1 to the Big Foot Financial Corp. 1997 Stock Option Plan****

    10.12         Big Foot Financial Corp. 1997 Recognition and Retention
                  Plan*****

    13.1 Portions of Big Foot Financial Corp. 1998 Annual Report to shareholders.

    21.1          Subsidiaries of the Registrant*

    23.1          Consent of KPMG Peat Marwick LLP

    27.1 Financial Data Schedule (Submitted only with filing in electronic format).

    99.1 Proxy statement for 1998 Annual Meeting of Stockholders of Big Foot Financial Corp. (previously filed with the Securities and Exchange Commission on September 10, 1998.


* Incorporated herein by reference to Registration Statement No. 333-12083 on Form S-1 of Big Foot Financial Corp. filed with the Securities and Exchange Commission on September 16, 1996, as amended.

** Incorporated herein by reference to the Registrant's Form 10-K for the transition period from August 1, 1996 to June 30, 1997, filed with the Securities and Exchange Commission on September 29, 1997.

*** Incorporated herein by reference to the Schedule 14A filed with the Securities and Exchange Commission on May 22, 1997.

*****Incorporated herein by reference to the Schedule 14A filed with the Securities and Exchange Commission on November 17, 1997.

b. Reports on Form 8-K - None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 1998.

   Big Foot Financial Corp.

   By:  /s/ George M. Briody
        --------------------
   George M. Briody
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                 TITLE                                             DATE

/s/ George M. Briody              President, Director
-----------------------------     (Principal Executive Officer)               September 23, 1998
George M. Briody


/s/ F. Gregory Opelka             Executive Vice President, Director          September 23, 1998
-----------------------------
F. Gregory Opelka


/s/ Timothy L. McCue              Vice President, Chief Financial Officer     September 23, 1998
-----------------------------
Timothy L. McCue


/s/ Michael J. Cahill             Vice President, Controller                  September 23, 1998
-----------------------------
Michael J. Cahill


/s/ Maurice F. Leahy              Director                                    September 23, 1998
-----------------------------
Maurice F. Leahy


/s/ Eugene W. Pilawski            Director                                    September 23, 1998
-----------------------------
Eugene W. Pilawski


/s/ Joseph J. Nimrod              Director                                    September 23, 1998
-----------------------------
Joseph J. Nimrod


/s/ Walter E. Powers, M.D.        Director                                    September 23, 1998
-----------------------------
Walter E. Powers, M.D.


/s/ William B. O'Connell          Director                                    September 23, 1998
-----------------------------
William B. O'Connell


                                       39