Form 10-Q
period 1998-09-30
BIG FOOT FINANCIAL CORP
filed 1998-11-16
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
                                 OUTSTANDING AT
               CLASS                                       OCTOBER 31, 1998
               -----                                       ----------------
       Common Stock, Par Value $.01                           2,458,100

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

           Consolidated Statements of Financial Condition (Unaudited)
           September 30, 1998 and June 30, 1998........................   Page 3

           Consolidated Statements of Earnings (Unaudited) -
           Three months ended September 30, 1998 and 1997..............   Page 4

           Consolidated Statements of Cash Flows (Unaudited) -
           Three months ended September 30, 1998 and 1997..............   Page 5

           Notes to Unaudited Consolidated Financial Statements........   Page 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.....................................   Page 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....  Page 17

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................................  Page 18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................  Page 18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............................  Page 18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  Page 18

ITEM 5.  OTHER INFORMATION.............................................  Page 18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................  Page 18

         SIGNATURES

                                      BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (Unaudited)
                                         (In thousands, except share data)

                                                                                          SEPTEMBER 30,   JUNE 30,
                                      ASSETS                                                   1998         1998
                                                                                               ----         ----
Cash and due from banks.........................................................           $   3,015    $   3,345
Interest-earning deposits.......................................................              13,554        9,801
Mortgage-backed securities held-to-maturity, at amortized cost..................              42,013       46,729
Mortgage-backed securities available-for-sale, at fair value....................              28,156       33,035
Investment in mutual funds, at fair value.......................................               3,382        2,569
Loans receivable, net...........................................................             119,608      115,472
Accrued interest receivable.....................................................               1,027          968
Investment in real estate held for sale and development.........................                 262          262
Stock in Federal Home Loan Bank of Chicago, at cost.............................               3,400        3,400
Office properties and equipment, net............................................               4,863        4,667
Prepaid expenses and other assets...............................................                 398          356
                                                                                           ---------    ---------
Total assets....................................................................           $ 219,678    $ 220,604
                                                                                           =========    =========

                                   LIABILITIES
Noninterest-bearing NOW accounts................................................           $   5,854    $   5,847
Interest-bearing NOW accounts...................................................               8,263        7,668
Money market demand accounts....................................................              11,854       11,797
Passbook accounts...............................................................              37,571       38,838
Certificates of deposit.........................................................              61,223       59,685
                                                                                           ---------    ---------
Total savings deposits..........................................................           $ 124,765    $ 123,835

Borrowed money..................................................................              52,000       53,000
Advance payments by borrowers for taxes and insurance...........................               1,994        1,774
Accrued interest payable and other liabilities..................................               3,872        3,901
                                                                                           ---------    ---------
Total liabilities ..............................................................           $ 182,631    $ 182,510
                                                                                           ---------    ---------


                              STOCKHOLDERS' EQUITY

Preferred Stock, $.01 par value, 2,000,000 shares authorized; none issued.......                   -            -
Common Stock, $.01 par value, 8,000,000 shares authorized; 2,512,750
  shares issued.................................................................                  25           25
Additional paid-in capital......................................................              24,443       24,224
Retained earnings-substantially restricted......................................              16,299       16,049

Treasury stock, at cost (24,650 shares at September 30, 1998....................                (324)           -
Common stock acquired by the ESOP ..............................................              (1,709)      (1,709)
Common stock acquired by the Recognition and Retention Plan.....................              (1,741)        (531)
                                                                                           ---------    ---------
Accumulated other comprehensive income..........................................                  54           36
                                                                                           ---------    ---------
Total stockholders' equity .....................................................              37,047       38,094
                                                                                           ---------    ---------
Total liabilities and stockholders' equity......................................           $ 219,678    $ 220,604
                                                                                           =========    =========

     (See accompanying notes to unaudited consolidated financial statements)

                                      BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (Unaudited)
                                       (In thousands, except per share data)

                                                                                            FOR THE THREE MONTHS
                                                                                                    ENDED
                                                                                               SEPTEMBER 30,
                                                                                            --------------------
                                                                                             1998          1997
                                                                                            ------        ------
                                INTEREST INCOME:
Mortgage-backed securities held-to-maturity.....................................            $  640        $  683
Mortgage-backed securities available-for-sale...................................               473           964
Mutual funds and preferred stock................................................                43             -
Loans receivable................................................................             2,191         1,853
nterest-earning deposits........................................................               158            25
FHLB of Chicago stock...........................................................                57            43
                                                                                             -----         -----
Total interest income...........................................................             3,562         3,568
                                                                                             -----         -----

                          INTEREST EXPENSE:
Savings deposits................................................................             1,203         1,191
Borrowed money..................................................................               747           776
                                                                                             -----         -----
Total interest expense..........................................................             1,950         1,967
                                                                                             -----         -----
Net interest income before provision for loan losses............................             1,612         1,601
Provision for loan losses.......................................................                 -             -
                                                                                             -----         -----
Net interest income after provision for loan losses.............................             1,612         1,601
                                                                                             -----         -----

                         NONINTEREST INCOME:
Service fees....................................................................                61            58
Other...........................................................................                 8            10
                                                                                             -----         -----
Total noninterest income........................................................                69            68
                                                                                             -----         -----

                        NONINTEREST EXPENSE:
Compensation and benefits.......................................................               727           669
Office occupancy................................................................               267           276
Federal deposit insurance premiums..............................................                19            20
Real estate held for development................................................                12            11
Professional services...........................................................                72           100
Other...........................................................................               188           238
                                                                                             -----         -----
Total noninterest expense.......................................................             1,285         1,314
                                                                                             -----         -----
Income before income tax expense................................................               396           355
Income tax expense..............................................................               145           123
                                                                                             -----         -----
                             NET INCOME                                                      $ 251           232
                                                                                             =====         =====

----------------------------------------------------------------------------------------------------------------
Earnings per share:

   Basic........................................................................             $0.11         $0.10
   Diluted......................................................................              0.11          0.10


     (See accompanying notes to unaudited consolidated financial statements)

                                      BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (Unaudited)
                                       (In thousands, except per share data)

                                                                                                  FOR THE
                                                                                             THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            --------------------
                                                                                              1998        1997
                                                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................ .....................................................            $    251    $    232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation....................................................................                 104         103
Net amortization of deferred loan fees..........................................                 (43)        (20)
Net amortization of discounts and premiums......................................                  89          65
Increase in prepaid expenses and other assets...................................                 (42)        (86)
Increase in accrued interest receivable.........................................                 (59)         (6)
Market adjustment for committed ESOP shares.....................................                  22          39
Decrease in accrued interest payable and other liabilities, net.................                 (29)       (397)
                                                                                            --------    --------
Net cash provided by (used in) operating activities.............................                 293         (70)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable.................................................              (8,537)     (6,710)
Principal repayment of loans receivable.........................................               4,444       3,164
Principal repayments on mortgage-backed securities held-to-maturity.............               4,642       2,161
Principal repayments on mortgage-backed securities available-for-sale...........               5,069       3,340
Purchase of investment securities available-for-sale............................              (1,001)       (122)
Purchase of stock in Federal Home Loan Bank of Chicago..........................                   -        (100)
Purchase of office properties and equipment.....................................                (300)        (69)
                                                                                            --------    --------
Net cash provided by investing activities.......................................               4,317       1,664
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in savings deposits.....................................                 930        (976)
Net increase (decrease) in borrowed money.......................................              (1,000)      2,000
Increase (decrease) in advance payments by borrowers for taxes and insurance....                 220        (994)
Purchase of Recognition and Retention Plan stock................................              (1,013)          -
Purchase of treasury stock......................................................                (324)          -
Net cash provided by (used in) financing activities.............................              (1,187)         30
----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents.......................................               3,423       1,624
Cash and cash equivalents at beginning of period................................              13,146       3,892
                                                                                            --------    --------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD..................................            $ 16,569    $  5,516
----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
            Interest............................................................               1,955       2,000
            Income taxes........................................................                 210         120


     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of September 30, 1998 and June 30, 1998 and for the three month periods ended September 30, 1998 and 1997, respectively. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1998, and the notes thereto included in the Company's Form 10-K.

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

(3)  EARNINGS PER SHARE

     Earnings per share of common stock for the three months ended September 30, 1998 have been calculate according to the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" (Statement 128). Earnings per share of common stock for the three months ended September 30, 1997 have been restated under the provisions of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Presented below are the calculations for basic and diluted earnings per share:


                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                        -------------
                                                                                     1998          1997
                                                                                     ----          ----
      BASIC:
      Net income....................................................              $  251,000     $  232,000
      Weighted average, shares outstanding..........................               2,317,233      2,321,781
      Basic earnings per share......................................                    0.11           0.10

      DILUTED:
      Net income....................................................              $  251,000     $  232,000
      Weighted average shares outstanding...........................               2,317,233      2,321,781
      Effect of dilutive stock options outstanding..................                   2,646         22,659
      Diluted weighted average shares outstanding...................               2,319,879      2,344,440
      Diluted earnings per share....................................                    0.11           0.10


(4) COMPREHENSIVE INCOME

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on July 1, 1998, and all annual required disclosures will be included beginning with the Company's June 30, 1999 Annual Report.

     The Company's comprehensive income for the three month periods ended September 30, 1998 and 1997, is as follows:

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                        -------------
                                                                                     1998          1997
                                                                                     ----          ----
Net income                                                                        $  251,000     $  232,000
Other comprehensive income, net of tax - unrealized gain on securities:
   Unrealized holding gains arising during the period...............                  18,000        363,000
   Less:  reclassification adjustment for net gains realized in net income                 -              -
                                                                                  ----------     ----------
Subtotals...........................................................              $   18,000     $  363,000
                                                                                  ----------     ----------
Comprehensive income................................................              $  269,000     $  595,000
                                                                                  ==========     ==========



                                     ITEM 2
                                     ------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

     This Quarterly Report on Form 10-Q contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; depositor and borrower preferences; and the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

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

     On November 6, 1998, the OTS provided its non-objection to the Company's notification that it intends to implement a second stock repurchase program to repurchase up to 119,356 shares of its common stock ("Second Repurchase Program"), upon completion of its existing repurchase program ("Repurchase Program"). The Repurchase Program and Second Repurchase Program authorize the Company to repurchase a total of up to 244,993 shares, or 9.75 percent, of its 2,512,750 outstanding common shares. The repurchases, if any, will be made from time to time at the discretion of management. At October 31, 1998, the Company had repurchased 54,650 shares of its common stock at a cost of $747,000 pursuant to the Repurchase Program. On December 4, 1997, the OTS provided its non-objection to the Company's notification that it would repurchase up to an additional 4% of its shares of common stock, or 100,510 shares, for the Company's 1997 Recognition and Retention Plan ("RRP"). At September 30, 1998, 100,510 shares of common stock have been repurchased for the RRP.

     The selected financial ratios and other data of the Company set forth in the table on the next page are derived in part from, and should be read in conjunction with, the Unaudited Consolidated Financial Statements of the Company presented elsewhere in this report.

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)


                                                                                      September 30,      June 30,
                                                                                          1998             1998
                                                                                      -------------    -------------
SELECTED FINANCIAL CONDITION DATA:
     Total assets...............................................................        $  219,678      $  220,604
     Loans receivable (net).....................................................           119,608         115,472
     Allowance for loan losses..................................................               300             300
     Mortgage-backed securities.................................................            70,169          79,764
     Savings deposits...........................................................           124,765         123,835
     Borrowed funds.............................................................            52,000          53,000
     Stockholders' equity.......................................................            37,047          38,094


                                                                                               At or for the
                                                                                            Three Months ended
                                                                                               September 30,
                                                                                          1998             1997
                                                                                      -------------    -------------

SELECTED OPERATING DATA:
     Net interest income before provision for loan losses.......................             1,612           1,601
     Net income.................................................................               251             232


SELECTED FINANCIAL RATIOS:
     Bank Capital ratios:
          Tangible..............................................................             12.39%          12.26%
          Core..................................................................             12.39           12.26
          Risked-based..........................................................             31.53           33.92
     Return on average assets(1)................................................              0.46            0.42
     Return on average stockholders' equity(1)..................................              2.67            2.49
     Consolidated equity to assets at end of period.............................             16.86           17.48
     Noninterest expense to average assets(1)...................................              2.34            2.44
     Non-performing assets as a percent of total assets.........................              0.06            0.09
     Allowance for loan losses as a percent of total loans......................              0.25            0.31
     Allowance for loan losses as a percent of non-performing loans.............            214.28          150.80

PER SHARE DATA:
     Basic earnings per share...................................................        $     0.11      $     0.10
     Diluted earnings per share.................................................              0.11            0.10
     Book value per share.......................................................             14.89           14.97

STOCK QUOTES:
     High.......................................................................        $   18.500      $   17.875
     Low........................................................................            12.750          16.000
     At September 30............................................................            14.750          17.375

---------------------------------------------------------------------
     (1) Three months results have been annualized.

    COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998


     Total assets decreased $926,000 from $220.6 million at June 30, 1998 to $219.7 million at September 30, 1998. The components of the Company's asset base also changed from June 30, 1998 to September 30, 1998. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $9.6 million from $79.8 million at June 30, 1998 to $70.2 million at September 30, 1998. This decrease is primarily due to $9.7 million principal repayments during the three month period. An increase of $4.1 million in loans receivable was the result of loan originations of $8.5 million which exceeded the $4.4 million of loan repayments. Interest earning deposits increased $3.8 million from $9.8 million at June 30, 1998 to $13.6 million at September 30, 1998. The excess cash flow from principal repayments from MBS was invested in short-term overnight investments which caused the increase in interest earning deposits.

     The allowance for loan losses at September 30, 1998 and June 30, 1998 was $300,000. Management believes that the allowance for loan losses is adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.25% and 0.26% at September 30, 1998 and June 30, 1998, respectively. At September 30, 1998 and June 30, 1998, the ratio of the allowance for loan losses to non-performing loans was 214.28% and 87.72%, respectively. The Bank had two non-performing loans totaling to approximately $141,000 at September 30, 1998 and three non-performing loans totaling to approximately $342,000 at June 30, 1998. There were no loan chargeoffs during the three month periods ending September 30, 1998 and 1997.

     Savings deposits increased $930,000 from June 30, 1998 to September 30, 1998; during this time, borrowed funds decreased by $1.0 million. The savings categories of NOW accounts, money market demand accounts, and certificates of deposits all had increased balances, while passbook accounts declined $1.3 million.

     Stockholders' equity at September 30, 1998 was $37.0 million or $1.0 million less than at June 30, 1998. This decline is due to the purchase of 62,850 shares of the Company's common stock for the Recognition and Retention Plan and the purchase of 24,650 shares of treasury stock under the Company's stock repurchase program.


           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997


     GENERAL. For the three months ended September 30, 1998, net income was $251,000 or $0.11 per basic and diluted share, compared to a net income of $232,000 or $0.10 per basic and diluted share for the three months ended September 30, 1997.

     INTEREST INCOME. Interest income remained constant at $3.6 million for the three months ended September 30, 1998, and 1997. The average balance of interest-earning assets increased $3.6 million from $206.8 million for the three months ended September 30, 1997 to $210.4 million for the three months ended September 30, 1998. The average yield on the Bank's interest-earning assets decreased 13 basis point from 6.90% for the three months ended September 30, 1997 to 6.77% for the three months ended September 30, 1998.

     INTEREST EXPENSE. Interest expense decreased $17,000 to $2.0 million for the three months ended September 30, 1998, as compared to the same period in 1997. The average rate paid on interest-bearing liabilities decreased ten basis points from 4.63% for the three months ended September 30, 1997 to 4.53% for the three months ended September 30, 1998. The average balance of interest-bearing liabilities increased $2.3 million to $170.8 million for the three months ended September 30, 1998 from $168.5 million for the three months ended September 30, 1997. The decrease in the cost of average interest-bearing liabilities resulted primarily from the renewal of borrowed funds at lower rates than maturing borrowed funds.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.6 million for the three months ended September 30, 1998 and 1997. The average interest rate spread decreased three basis points from 2.27% for the three months ended September 30, 1997 to 2.24% for the comparable period in 1998. Net interest margin also declined three basis points and was 3.10% at September 30, 1998.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended September 30, 1998 or for the comparable period in 1997.

     NONINTEREST INCOME. Noninterest income was $69,000 for the three months ended September 30, 1998, compared to $68,000 for the three months ended September 30, 1997.

     NONINTEREST EXPENSE. Total general and administrative expenses decreased $29,000 from $1,314,000 for the three months ended September 30, 1997 to $1,285,000 for the comparable period in 1998. Compensation expense increased $58,000 over the similar period last year due to increased cost of employee benefits. This increase was offset by decreases of $50,000, $28,000 and $9,000 in other operating, professional services and office occupancy expenses, respectively. Other operating expense was $188,000 for the three months ended September 30, 1998, compared to $238,000 for the comparable period in 1997. The decrease in this expense was due to a $40,000 one time charge in 1997 relating to the operation of the Company as a stock company. Professional services declined due to reduced legal fees relating to ongoing litigation.

     INCOME TAX EXPENSE. Income tax expense increased $22,000 from $123,000 for the three months ended September 30, 1997 to a tax expense of $145,000 for the three months ended September 30, 1998. This increase was due to the increase of $41,000 in pre-tax income. The effective tax rate was 36.6% and 34.6% for the three month periods ended September 30, 1998 and 1997, respectively.

YEAR 2000

     The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers could recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     In addition, noninformation technology systems, such as telephones, copiers and elevators may also contain embedded technology which controls its operation and which may be affected by the Year 2000 Problem. When the Year 2000 arrives, systems, including some of those with embedded chips, may not work properly because of the way they store date information. They may not be able to deal with the date 01/01/00, and may not be able to deal with operational `cycles' such as `do x every 100 days'. Thus, even noninformation technology systems may affect the normal operations of the Company upon the arrival of the Year 2000.

     Under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

     The Office of Thrift Supervision ("OTS"), the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies, has published substantive guidance on the Year 2000 Program and has included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special bank examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt correction active regulations.

     In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers and employees of the Company has been formed to evaluate the effects that the upcoming Year 2000 could have on the computer programs utilized by the Bank. The Company's plan is divided into five phases:
(1) Awareness Phase - define the problem, obtain executive level support, develop an overall strategy. This phase was completed in September 1997; (2) Assessment Phase identify all systems and criticality. This phase was completed in December 1997; (3) Renovation Phase - program enhancements, hardware and software upgrades, system replacements, and vendor certifications. This phase was completed in September 1998; (4) Validation Phase - test and verify system changes and coordinate with outside parties. This phase is in process with a scheduled completion date of December 31, 1998 for internal applications and a scheduled completion date of March 31, 1999 for external applications; and (5) Implementation Phase - components certified as Year 2000 compliant and moved to production. This phase is in process with a scheduled completion date of December 31, 1998.

     Third party vendors provide the majority of software used by the Company. All of the Company's vendors are aware of the Year 2000 situation, and have provided the Company with upgraded or replacement software which is stated to be Year 2000 compliant. This will enable the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium. The Company utilizes the service of a third party vendor to provide the software which is used to process and maintain most customer-related accounts. This vendor has provided the Company with a software version which has been stated to be Year 2000 compliant. Testing by the Company to verify compliance for its applications and usage was completed in October, 1998. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have an adverse impact on the operations of the Company.

     The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Problem, and are based on presently available information. However, there can be no guarantee that the systems of the other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company believes it has no exposure to contingencies related to the Year 2000 Problem for the products it has sold.

     In addition, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company and the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company currently estimates that the aggregate direct and indirect costs will be between $25,000 and $50,000 and does not believe that such costs will have a material effect on the results of operations. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The critical application software and hardware for the Company's in-house computer system has been tested by the respective service providers and internally, and has been stated to be Year 2000 compliant. The Company has developed a Remediation Contingency Plan which is to mitigate risks associated with the failure to successfully complete renovation, validation or implementation of any applications. After an application is implemented, the Company is allowed to drop the application from the Remediation Contingency Plan. A second contingency plan, the Busines Resumption Contingency Plan is to mitigate the risks associated with the failure of applications at critical dates. The Business Resumption Contingency Plan is in development and scheduled for completion by December 31, 1998. The Company will continue to closely monitor the progress of its Year 2000 compliance plan.

     There has been limited litigation filed against corporations regarding the Year 2000 Problem and such corporations' compliance efforts. To date, no such litigation has resulted in a decided case imposing liability on the corporate entity. Nonetheless, the law in this area will likely continue to develop well into the new millennium. Should the Company experience a Year 2000 failure, exposure of the Company could be significant and material, unless there is legislative action to limit such liability. Legislation has been introduced in several jurisdictions regarding the Year 2000 Problem. However, no assurance can be given that the legislation will be enacted in jurisdictions where the Company does business that will have the effect of limiting any potential liability.


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

     The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposits accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. At September 30, 1998, the Bank's liquidity ratio was 41.56%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities in the portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The primary investing activities of the Bank during the three months ended September 30, 1998 were the origination of mortgage loans, and other loans.

     See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the three months ended September 30, 1998 and 1997.

     At September 30, 1998, the Bank had outstanding loan origination commitments of $4.6 million and unused lines of consumer credit of $427,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1998 totaled $43.2 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

     At September 30, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $26.1 million, or 12.39% of total adjusted assets, which is above the required level of $3.2 million or 1.5%; core capital of $26.1 million, or 12.39% of total adjusted assets, which is above the required level of $6.3 million or 3.0%; and total risk-based capital of $26.4 million, or 31.53% of risk-weighted assets, which is above the required level of $6.7 million, or 8.0%.

                       IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operatting segments in interim financial reports issued to shareholders. Statement 131 is effective for financial periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" (Statement No 132) which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions" (Statement No. 87), No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (Statement No. 88), and No. 106, "Employers' Accounting Postretirement Benefits Other Than Pensions" (Statement No. 106).

     This Statement standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement of recognition provisions provided for in Statement No. 87, No. 88, or No. 106. Statement 132 is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the Company.

     In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The gain or loss due to changes in fair value is recognized in earnings or as other comprehensive income in the statement of shareholders' equity, depending on the type of instrument and whether or not it is considered a hedge. Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact this new statement may have on its future financial condition or its results of operations.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendement of FASB Statement No. 65" (Statement 134). Statement No. 134 amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Statement No. 134 is effective for the first quarter beginning after December 15, 1998 and is not expected to have a material impact on the Company.

                                  OTHER MATTERS


     Effective September 30, 1998, William B. O'Connell retired as director of the Company. Mr. O'Connell, who served on the Board for approximately nine years, will continue to serve the Company as a director emeritus. On November 2, 1998, Mr. Maurice F. Leahy, a director of the Bank for over 20 years, passed away. The Board of Directors presently consists of five members, with two vacancies. The Company is actively seeking qualified candidates to appoint to the Board of Directors and will nominate such individuals at the appropriate time.



                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     There has been no material change in market risk since that disclosed in
Item 7A of the Company's 1998 Form 10-K for the year ended June 30, 1998.

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

November 16, 1998