Form 10-Q
period 1998-12-31
BIG FOOT FINANCIAL CORP
filed 1999-02-11
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                                          OUTSTANDING AT
                   CLASS                                FEBRUARY 11, 1999
                   -----                                -----------------
         Common Stock, Par Value $.01                         2,336,300

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements of Big Foot Financial Corp.

         Consolidated Statements of Financial Condition
         (Unaudited) December 31, 1998 and June 30, 1998...............   Page 3

         Consolidated Statements of Earnings (Unaudited) - Three
         and Six months ended December 31, 1998 and 1997...............   Page 4

         Consolidated Statements of Cash Flows (Unaudited) - Six
         months ended December 31, 1998 and 1997.......................   Page 5

         Notes to Unaudited Consolidated Financial Statements..........   Page 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................   Page 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  Page 18

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  Page 19

Item 2.  Changes in Securities and Use of Proceeds.....................  Page 19

Item 3.  Defaults upon Senior Securities ..............................  Page 19

Item 4.  Submission of Matters to a Vote of Security Holders...........  Page 19

Item 5.  Other Information.............................................  Page 19

Item 6.  Exhibits and Reports on Form 8-K..............................  Page 19

         Signatures

                     Big Foot Financial Corp. and Subsidiary
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                        (In thousands, except share data)

                                         ASSETS           December 31,  June 30,
                                                               1998      1998
                                                               ----      ----

Cash and due from banks ................................  $   2,772   $   3,345
Interest-earning deposits ..............................     14,948       9,801
Mortgage-backed securities held-to-maturity,
 at amortized cost (Estimated fair value of $37,493;
 $46,560) ..............................................     37,531      46,729
Mortgage-backed securities available-for-sale, at fair
 value .................................................     24,170      33,035
Investment in mutual funds, at fair value ..............      3,373       2,569
Loans receivable, net ..................................    123,615     115,472
Accrued interest receivable ............................        970         968
Investment in real estate held for
 sale and development ..................................        262         262
Stock in Federal Home Loan Bank of Chicago, at cost ....      2,600       3,400
Office properties and equipment, net ...................      4,908       4,667
Prepaid expenses and other assets ......................        373         356
                                                          ---------   ---------
Total assets ...........................................  $ 215,522   $ 220,604
                                                          =========   =========

                                       LIABILITIES

Noninterest-bearing NOW accounts .......................  $   5,889   $   5,847
Interest-bearing NOW accounts ..........................      7,887       7,668
Money market demand accounts ...........................     11,728      11,797
Passbook accounts ......................................     38,284      38,838
Certificates of deposit ................................     58,900      59,685
                                                          ---------   ---------
Total savings deposits .................................  $ 122,678   $ 123,835

Borrowed money .........................................     52,000      53,000
Advance payments by borrowers for taxes and
 insurance .............................................      1,703       1,774
Accrued interest payable and other liabilities .........      2,961       3,901
                                                          ---------   ---------
Total liabilities ......................................  $ 179,342   $ 182,510
                                                          ---------   ---------

                                  STOCKHOLDERS' EQUITY


Preferred Stock, $.01 par value, 2,000,000 shares
 authorized; none - issued .............................       --          --
Common Stock, $.01 par value, 8,000,000 shares
 authorized; 2,512,750 shares issued ...................         25          25
Additional paid-in capital .............................     24,471      24,224
Retained earnings-substantially restricted .............     16,441      16,048
Treasury stock, at cost (107,150 shares at
 December 31, 1998) ....................................     (1,492)       --
Common stock acquired by the ESOP ......................     (1,709)     (1,709)
Common stock acquired by the Recognition
 and Retention Plan ....................................     (1,486)       (531)
Accumulated other comprehensive income .................        (70)         37
                                                          ---------   ---------
Total stockholders' equity .............................     36,180      38,094
                                                          ---------   ---------
Total liabilities and stockholders' equity .............  $ 215,522   $ 220,604
                                                          =========   =========


      (See accompanying notes to unaudited consolidated financial statements).

                                               BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                                             (Unaudited)
                                                (In thousands, except per share data)


                                                                             FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS
                                                                                     ENDED                               ENDED
                                                                                    DECEMBER 31,                     DECEMBER 31,
                                                                             --------------------------         --------------------
                                                                                1998            1997            1998            1997
                                                                                ----            ----            ----            ----
                   INTEREST INCOME:
Mortgage-backed securities held-to-maturity ........................          $  564          $  648          $1,204          $1,331
Mortgage-backed securities available-for-sale ......................             411             869             884           1,833
Mutual funds and preferred stock ...................................             121             139             164             139
Loans receivable ...................................................           2,230           1,896           4,421           3,749
Interest-earning deposits ..........................................             177              89             335             114
FHLB of Chicago stock ..............................................              51              46             108              89
                                                                              ------          ------          ------          ------
Total interest income ..............................................           3,554           3,687           7,116           7,255
                                                                              ------          ------          ------          ------

                   INTEREST EXPENSE:
Savings deposits ...................................................           1,185           1,215           2,388           2,406
Borrowed money .....................................................             743             791           1,490           1,567
                                                                              ------          ------          ------          ------
Total interest expense .............................................           1,928           2,006           3,878           3,973
                                                                              ------          ------          ------          ------
Net interest income before provision for loan losses ...............           1,626           1,681           3,238           3,282
Provision for loan losses ..........................................              --              --              --              --
                                                                              ------          ------          ------          ------
Net interest income after provision for loan losses ................           1,626           1,681           3,238           3,282
                                                                              ------          ------          ------          ------

                  NONINTEREST INCOME:
Service fees .......................................................              67              58             128             116
Gain on sale of securities available-for-sale ......................              --             229              --             229
Other ..............................................................               6              10              14              20
                                                                              ------          ------          ------          ------
Total noninterest income ...........................................              73             297             142             365
                                                                              ------          ------          ------          ------

                  NONINTEREST EXPENSE:
Compensation and benefits ..........................................             846             733           1,573           1,402
Office occupancy ...................................................             261             262             528             538
Federal deposit insurance premiums .................................              19              20              38              40
Real estate held for development ...................................              11              10              23              21
Professional services ..............................................              76              69             148             169
Other ..............................................................             252             231             440             469
                                                                              ------          ------          ------          ------
Total noninterest expense ..........................................           1,465           1,325           2,750           2,639
                                                                              ------          ------          ------          ------
Income before income taxes..........................................             234             653             630           1,008
Income tax expense..................................................              93             200             238             323

                                                                              ------          ------          ------          ------
                      NET INCOME:                                             $  141          $  453          $  392          $  685
                                                                              ======          ======          ======          ======

====================================================================================================================================
Earnings per share:
  Basic ............................................................          $ 0.06          $ 0.20            0.17          $0.30
  Diluted ..........................................................            0.06            0.19            0.17           0.29

                     (See accompanying notes to unaudited consolidated financial statements)

                                         BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)

                                                                                                        FOR THE
                                                                                                    SIX MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                                    -------------------
                                                                                                    1998           1997
                                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................       $   392         $   685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation .............................................................................           208             201
Gain on sale of mortgage-backed securities available-for-sale.............................             -            (229)
Net amortization of deferred loan fees....................................................          (102)            (37)
Net amortization of discounts and premiums................................................           186             123
Increase in prepaid expenses and other assets.............................................           (17)            (64)
(Increase) decrease in accrued interest receivable........................................            (2)             73
Market adjustment for committed ESOP shares...............................................            49             111
Amortization of commited RRP shares.......................................................           255               -
Decrease in accrued interest payable and other liabilities, net...........................          (940)           (495)
                                                                                                 -------         -------
Net cash provided by operating activities.................................................          (226)            368
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable...........................................................       (19,068)        (13,953)
Principal repayment of loans receivable...................................................        11,029           7,322
Principal repayments on mortgage-backed securities held-to-maturity.......................         9,045           4,345
Principal repayments on mortgage-backed securities available-for-sale.....................         8,800           6,766
Proceeds from sale of mortgage-backed securities available-for-sale.......................             -           9,511
Purchase of investment securities available-for-sale......................................          (879)           (832)
(Purchase) redemption of stock in Federal Home Loan Bank of Chicago.......................           800            (100)
Purchase of office properties and equipment...............................................          (449)            (98)
                                                                                                 -------         -------
Net cash provided by investing activities.................................................         9,278          12,961
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in savings deposits..........................................................        (1,157)           (209)
Net increase (decrease) in borrowed money.................................................        (1,000)          1,100
Increase (decrease) in advance payments by borrowers for taxes and insurance..............           (71)             16
Purchase of Recognition and Retention Plan stock..........................................        (1,013)              -
Purchase of treasury stock................................................................        (1,492)              -
                                                                                                 -------         -------
Net cash provided by (used in) financing activities.......................................        (4,478)            907
------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents.................................................         4,574          14,236
Cash and cash equivalents at beginning of period..........................................        13,146           3,892
                                                                                                 -------         -------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD............................................      $ 17,720        $ 18,128
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
     Interest.............................................................................         3,871           3,936
     Income taxes.........................................................................           325             318


                         (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of December 31, 1998 and June 30, 1998, and for the three and six month periods ended December 31, 1998 and 1997, respectively. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1998, and the notes thereto included in the Company's Form 10-K.

     The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)  CAPITAL DISTRIBUTIONS

     Capital distribution regulations of the Office of Thrift Supervision ("OTS") limit the Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on the Bank's capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Bank or its holding company for three years after conversion except for repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the OTS; or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria.

(3)  EARNINGS PER SHARE

     Earnings per share of common stock for the three and six months ended December 31, 1998 have been calculated according to the guidelines of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("Statement 128"). Earnings per share of common stock for the three and six months ended December 31, 1997 have been restated under the provisions of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Presented below are the calculations for basic and diluted earnings per share:

                                                                   Three Months Ended            Six Months Ended
                                                                      December 31,                 December 31,
                                                              ----------------------------- ----------------------------

                                                                  1998           1997            1998           1997
                                                              -------------- --------------  -------------- --------------
BASIC:
Net income..........................................         $   141,000    $   453,000      $  392,000    $  685,000
Weighted average shares outstanding.................           2,275,603      2,321,781       2,305,740     2,321,781
Basic earnings per share............................                0.06           0.20            0.17          0.30

DILUTED:
Net income..........................................         $   141,000    $   453,000         392,000       685,000
Weighted average shares outstanding.................           2,275,603      2,321,781       2,305,740     2,321,781
Effect of dilutive stock options outstanding........                   -         52,014               -        44,333
Diluted weighted average shares outstanding.........           2,275,603      2,373,795       2,305,740     2,366,114
Diluted earnings per share..........................                0.06           0.19            0.17          0.29


(4) COMPREHENSIVE INCOME

     The FASB has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on July 1, 1998, and all annual required disclosures will be included beginning with the Company's June 30, 1999 Annual Report.

     The Company's comprehensive income for the three and six month periods ended December 31, 1998 and 1997, is as follows:




                                                                            FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS
                                                                                    ENDED                            ENDED
                                                                                   DECEMBER 31,                  DECEMBER 31,
                                                                            --------------------------      --------------------
                                                                               1998            1997         1998            1997
                                                                               ----            ----         ----            ----
Net income.............................................................      $ 141,000       $ 453,000    $ 392,000       $ 685,000
Other comprehensive income, net of tax - unrealized gain on securities:
 Unrealized holding gains (losses) arising during the period...........       (124,000)        (56,000)    (107,000)        307,000
 Less: reclassification adjustment for net gains realized in net income              -        (151,000)           -        (151,000)
                                                                             ---------       ---------    ---------       ---------
Subtotals..............................................................      $(124,000)      $(207,000)   $(107,000)      $ 156,000
                                                                             ---------       ---------    ---------       ---------
Comprehensive income...................................................      $  17,000       $ 246,000    $ 285,000       $ 841,000
                                                                             =========       =========    =========       =========

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

     On November 6, 1998, the OTS provided its non-objection to the Company's second stock repurchase program to repurchase up to 119,356 shares of its common stock ("Second Repurchase Program"), upon completion of its existing repurchase program ("First Repurchase Program"). The First Repurchase Program and Second Repurchase Program authorize the Company to repurchase a total of up to 244,993 shares, or 9.75 percent, of its 2,512,750 outstanding common shares. The repurchases will be made from time to time at the discretion of management. As of February 11, 1999, the Company had repurchased 176,450 shares of its common stock at a cost of $2.4 million pursuant to the First and Second Repurchase Program.

     On December 4, 1997, the OTS provided its non-objection to the Company's notification that it would repurchase up to an additional 4% of its shares of common stock, or 100,510 shares, for the Company's 1997 Recognition and Retention Plan ("RRP"). The Company, as of December 31, 1998, had repurchased all common stock needed for the RRP.

     The selected financial ratios and other data of the Company set forth in the table on the next page are derived in part from, and should be read in conjunction with, the Unaudited Consolidated Financial Statements of the Company presented elsewhere in this report.

BIG FOOT FINANCIAL CORP.
FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share)


                                                                      December 31,   June 30,
                                                                         1998          1998
                                                                      ------------  ----------
SELECTED FINANCIAL CONDITION DATA:
     Total assets............................................          $ 215,522     $ 220,604
     Loans receivable (net)..................................            123,615       115,472
     Allowance for loan losses...............................                300           300
     Mortgage-backed securities..............................             61,701        79,764
     Savings deposits........................................            122,678       123,835
     Borrowed funds..........................................             52,000        53,000
     Stockholders' equity....................................             36,180        38,094

                                                                           At or for the              At or for the
                                                                         Three Months ended         Six Months ended
                                                                            December 31,              December 31,
                                                                         1998          1997         1998         1997
                                                                       ----------   -----------  -----------  -----------
SELECTED OPERATING DATA:
     Net interest income before provision for loan losses............. $   1,626     $   1,681    $   3,238    $   3,282
     Net income.......................................................       141           453          392          685


SELECTED FINANCIAL RATIOS:
     Bank Capital ratios:
          Tangible....................................................     12.59%        12.38%       12.59%       12.38%
          Core........................................................     12.59         12.38        12.59        12.38
          Risked-based................................................     31.40         34.07        31.40        34.07
     Return on average assets(1)......................................      0.26          0.84         0.36         0.64
     Return on average stockholders' equity(1.........................      1.54          4.80         2.11         3.66
     Consolidated equity to assets at end of period...................     16.79         17.54        16.79        17.54
     Noninterest expense to average assets(1).........................      2.68          2.46         2.51         2.45
     Non-performing assets as a percent of total assets...............      0.11          0.09         0.11         0.09
     Allowance for loan losses as a percent of total loans............      0.24          0.30         0.24         0.30
     Allowance for loan losses as a percent of non-performing loans...    125.52        150.75       125.52       150.75

PER SHARE DATA:
     Basic earnings per share......................................... $    0.06     $    0.20   $     0.17    $    0.30
     Diluted earnings per share.......................................      0.06          0.19         0.17         0.29
     Book value per share.............................................     15.04         15.09        15.04        15.09

STOCK QUOTES:
     High............................................................. $  15.000     $  21.500   $   15.000    $  21.500
     Low..............................................................    13.250        17.750       12.750       16.000
     At December 31...................................................    14.250        21.000       14.250       21.000

---------------------------------------------------------------------
     (1) Three and six month results have been annualized.

    COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE 30, 1998

     Total assets decreased $5.1 million from $220.6 million at June 30, 1998 to $215.5 million at December 31, 1998. The components of the Company's asset base also changed from June 30, 1998 to December 31, 1998. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $18.1 million from $79.8 million at June 30, 1998 to $61.7 million at December 31, 1998. This decrease is primarily due to $17.8 million principal repayments during the six month period. An increase of $8.1 million in loans receivable was the result of loan originations of $19.1 million which exceeded the $11.0 million of loan repayments. Interest earning deposits increased $5.1 million from $9.8 million at June 30, 1998 to $14.9 million at December 31, 1998. The excess cash flow from principal repayments from MBS was invested in short-term overnight investments.

     The allowance for loan losses at December 31, 1998 and June 30, 1998 was $300,000. Management believes that the allowance for loan losses is adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.24% and 0.26% at December 31, 1998 and June 30, 1998, respectively. At December 31, 1998 and June 30, 1998, the ratio of the allowance for loan losses to non-performing loans was 125.52% and 87.72%, respectively. The Bank had five non-performing loans totaling approximately $239,000 at December 31, 1998 and three non-performing loans totaling approximately $342,000 at June 30, 1998. There were no loan chargeoffs during the three and six month periods ending December 31, 1998 and 1997.

     Savings deposits decreased $1.2 million from June 30, 1998 to December 31, 1998; during this time, borrowed funds decreased by $1.0 million. The savings categories of passbook accounts, money market demand accounts, and certificates of deposit all had decreased balances, while interest-bearing NOW accounts increased $219,000.

     Stockholders' equity at December 31, 1998 was $36.2 million or $1.9 million less than at June 30, 1998. This decline is due to the purchase of 62,850 shares of the Company's common stock for the Recognition and Retention Plan and the purchase of 107,150 shares of treasury stock under the Company's First Repurchase Program. Accumulated comprehensive income declined $107,000 since June 30, 1998. (See note 4 to Unaudited Consolidated Financial Statements).


           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997

     GENERAL. For the three months ended December 31, 1998, net income was $141,000 or $0.06 basic and diluted earnings per share, compared to net income of $453,000 or $0.20 basic and $0.19 diluted earnings per share for the three months ended December 31, 1997.

     INTEREST INCOME. Interest income decreased $133,000 for the three months ended December 31, 1998. The average balance of interest-earning assets increased $1.9 million from $207.1 million for the three months ended December 31, 1997 to $209.0 million for the three months ended December 31, 1998. The average yield on the Bank's interest-earning assets decreased 32 basis points from 7.12% for the three months ended December 31, 1997 to 6.80% for the three months ended December 31, 1998.

     INTEREST EXPENSE. Interest expense decreased $78,000 to $1.9 million for the three months ended December 31, 1998, as compared to the same period in 1997. The average rate paid on interest-bearing liabilities decreased 23 basis points from 4.71% for the three months ended December 31, 1997 to 4.48% for the three months ended December 31, 1998. The average balance of interest-bearing liabilities increased $1.7 million to $170.7 million for the three months ended December 31, 1998 from $169.0 million for the three months ended December 31, 1997. The decrease in the cost of average interest-bearing liabilities resulted primarily from the renewal of borrowed funds at lower rates than maturing borrowed funds.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.6 million for the three months ended December 31, 1998, a decrease of $55,000 from the same period in 1997. The average interest rate spread decreased nine basis points from 2.41% for the three months ended December 31, 1997 to 2.32% for the comparable period in 1998. Net interest margin declined 14 basis points and was 3.14% for the three months ended December 31, 1998.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended December 31, 1998 or 1997. See "Comparison of Financial Condition at December 31, 1998 and June 30, 1998".

     NONINTEREST INCOME. Noninterest income was $73,000 for the three months ended December 31, 1998, compared to $297,000 for the three months ended December 31, 1997. The $224,000 decrease was primarily due to a gain on the sale of mortgage-backed securities at a profit of $229,000 in 1997, a non-recurring item.

     NONINTEREST EXPENSE. Non-interest expense increased $140,000 from $1,325,000 for the three months ended December 31, 1997 to $1,465,000 for the comparable period in 1998.

     Compensation expense for the three months ended December 31, 1998 increased $113,000 over the similar period last year. This increase was due to the expense associated with the Recognition and Retention Plan ("RRP") which amounted to $159,000 in 1998; there was no RRP expense in 1997. The RRP expense in 1998 includes a payment of $63,000 made to the estate of a former Director. ESOP expense declined $52,000 for the three months ended December 31, 1998 compared to the same period in 1997.

     Other noninterest expense was $252,000 for the three month period ending December 31, 1998 compared to $231,000 for the three month period ended December 31, 1997. This increase was due to expenses of $15,000 relating to the Year 2000 issue and $11,000 increased expenses related to the growth in mortgage loan origination volume.

     INCOME TAX EXPENSE. Income tax expense decreased $107,000 from $200,000 for the three months ended December 31, 1997 to $93,000 for the three months ended December 31, 1998. This decrease was due to a reduction of $419,000 in pre-tax income which was partially offset by an increase in the effective tax rate. The effective tax rate was 39.7% and 30.6% for the three month periods ended December 31, 1998 and 1997, respectively.

            COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997

     GENERAL. For the six months ended December 31, 1998, net income was $392,000 or $0.17 basic and diluted earnings per share, compared to $685,000 or $0.30 basic and $0.29 diluted earnings per share for the six months ended December 31, 1997.

     INTEREST INCOME. Interest income was $7.1 million for the six months ended December 31, 1998, compared to $7.3 million for the six months ended December 31, 1997. The average balance of interest earning assets increased $2.6 million from $207.0 million for the six months ended December 31, 1997 to $209.6 million for the six months ended December 31, 1998. The average yield on the Bank's interest-earning assets decreased 22 basis points from 7.01% for the six months ended December 31, 1997 to 6.79% for the six months ended December 31, 1998.

     INTEREST EXPENSE. Interest expense decreased $95,000 and was $3.9 million for the six months ended December 31, 1998. This decrease was due primarily to a lower cost of funds. The average rate paid on interest-bearing liabilities decreased 17 basis points from 4.71% for the six months ended December 31, 1997 to 4.54% for the six months ended December 31, 1998. The average balance of interest-bearing liabilities increased $2.0 million to $170.7 million for the six months ended December 31, 1998 from $168.7 million for the six months ended December 31, 1997.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $44,000 and was $3.2 million for the six months ended December 31, 1998 and $3.3 million for the comparable period in 1997. The average interest rate spread decreased five basis points from 2.30% for the six months ended December 31, 1997 to 2.25% for the comparable period in 1998. Net interest margin declined eight basis points and was 3.09% for the six months ended December 31, 1998.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the six months ended December 31, 1998 and for the comparable period in 1997. See "Comparison of Financial Condition at December 31, 1998 and June 30, 1998".

     NONINTEREST INCOME. Noninterest income was $142,000 for the six months ended December 31, 1998 compared to $365,000 for the six months ended December 31, 1997. The primary reason for the decrease was due to a gain of $229,000 that was realized from a sale in 1997 of $9.0 million mortgage-backed securities classified as available-for-sale.

     NONINTEREST EXPENSE. Noninterest expense increased $111,000 for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997.

     Compensation expense for the six month period ending December 31, 1998 was $1,573,000, an increase of $171,000 over the similar period last year. RRP expense for the six months ended December 31, 1998 was $255,000 compared to no expense for the six months ended December 31, 1997. The 1998 RRP expense includes a payment of $63,000 made to the estate of a former Director. ESOP expenses declined $62,000 for the six months ended December 31, 1998 compared to the same period in 1997.

     Professional services expense decreased $21,000 to $148,000 for the six month period ended December 31, 1998. This decrease was primarily due to non-recurring expenses in 1997 associated with the costs incurred in connection with the incorporation of the Company and its operation as a public company. In addition legal fees were reduced in relation to an ongoing litigation regarding a real estate development known as Olympia Fields.

     Other noninterest expense was $440,000 for the six month period ended December 31, 1998 compared to $469,000 for the six month period ended December 31, 1997. This decrease was due to a one time $40,000 State of Illinois franchise payment in 1997. This decrease was offset by an expense of $25,000 relating to the Year 2000 issue and $13,000 related to the growth in mortgage loan origination volume.

     INCOME TAX EXPENSE. Income tax expense decreased $85,000 from a tax expense of $323,000 for the six months ended December 31, 1997 to a $238,000 tax expense for the six months ended December 31, 1998. This decrease was primarily due to a decrease of $378,000 in pre-tax income which was partially offset by an increase in the effective tax rate. The effective tax rate was 37.8% and 32.0% for the six month periods ended December 31, 1998 and 1997, respectively.

YEAR 2000

     The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers could recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payments or due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

     The Office of Thrift Supervision ("OTS"), the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies, has published substantive guidance on the Year

2000 Program and has included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special bank examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

     In order to address the Year 2000 issue and to minimize its potential adverse impact, management has implemented a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers and employees of the Company has been formed to evaluate the effects that the upcoming Year 2000 could have. The Company's plan is divided into five phases: (1) Awareness Phase - define the problem, obtain executive level support, develop an overall strategy. This phase was completed in September 1997; (2) Assessment Phase - identify all systems and criticality. This phase was completed in December 1997; (3) Renovation Phase - program enhancements, hardware and software upgrades, system replacements, and vendor certifications. This phase was completed in September 1998; (4) Validation Phase - test and verify system changes and coordinate with outside parties. This phase for internal applications was completed on December 31, 1998 and a scheduled completion date of June 30, 1999 is expected for external applications; and (5) Implementation Phase - components certified as Year 2000 compliant and moved to production. All but one system has been completed at this time. The single remaining system is expected to be implemented by June 30, 1999.

     Third party vendors provide the majority of software used by the Company. The Company has provided notice to its vendors concerning the Year 2000 situation. The Company's software vendors have provided upgraded or replacement software which is stated to be Year 2000 compliant. This will enable the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium. The Company also utilizes the service of a third party vendor to provide the software which is used to process and maintain most customer-related accounts. This vendor has provided the Company with a software version which has been stated to be Year 2000 compliant. Testing by the Company to verify compliance for its applications and usage was completed in October, 1998. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem, as it relates to systems and other operations utilized by the Company, will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have an adverse impact on the operations of the Company.

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

     In addition, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company and the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Total direct costs to date are approximately $25,000. The Company currently estimates that the aggregate direct costs should not exceed $50,000 and does not believe that such costs will have a material effect on the results of operations.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The critical application software and hardware for the Company's in-house computer system has been tested by the respective service providers and internally, and has been stated to be Year 2000 compliant. The Company has developed, and the Board of Directors has approved, a Remediation Contingency Plan which is to mitigate risks associated with the failure to successfully complete renovation, validation or implementation of any applications. After an application is implemented, the Company is allowed to drop the application from the Remediation Contingency Plan. A second contingency plan, the Busines Resumption Contingency Plan, is to mitigate the risks associated with the failure of applications at critical dates. The Business Resumption Contingency Plan has been developed and the Board of Directors has approved such plan. The Company will continue to closely monitor the progress of its Year 2000 compliance plan.

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

     The Bank is required by OTS to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. At December 31, 1998, the Bank's liquidity ratio was 59.39%. The Bank's liquidity ratio is high due to the amount of mortgage-backed securities in the portfolio. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The primary investing activities of the Bank during the three months ended December 31, 1998 were the origination of mortgage loans, and other loans.

     See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the six months ended December 31, 1998 and 1997.

     At December 31, 1998, the Bank had outstanding loan origination commitments of $2.1 million and unused lines of consumer credit of $440,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1998 totaled $40.7 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

     At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $26.1 million, or 12.59% of total adjusted assets, which is above the required level of $3.1 million or 1.5%; core capital of $26.1 million, or 12.59% of total adjusted assets, which is above the required level of $6.2 million or 3.0%; and total risk-based capital of $26.4 million, or 31.40% of risk-weighted assets, which is above the required level of $6.7 million, or 8.0%.


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

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" (Statement No. 132) which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions" (Statement No. 87), No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (Statement No. 88), and No. 106, "Employers' Accounting Postretirement Benefits Other Than Pensions" (Statement No. 106).

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

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The gain or loss due to changes in fair value is recognized in earnings or as other comprehensive income in the statement of shareholders' equity, depending on the type of instrument and whether or not it is considered a hedge. Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact this new statement may have on its future financial condition or its results of operations.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendement of FASB Statement No. 65" (Statement No. 134). Statement No. 134 amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Statement No. 134 is effective for the first quarter beginning after December 15, 1998 and is not expected to have a material impact on the Company.


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


                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There has been no material change in market risk from that disclosed in
Item 7A of the Company's 1998 Form 10-K for the year ended June 30, 1998.

                                     PART II
                                OTHER INFORMATION


ITEM 1.       Legal Proceedings
              None

ITEM 2.       Changes in Securities and Use of Proceeds
              None

ITEM 3.       Defaults upon Senior Securities
              None

ITEM 4.       Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Shareholders
              ("Meeting") on October 20, 1998. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to the shareholders and the tabulation of votes for each proposal are as follows:

                  1. Electrion of two candidates to the Board of Directors, each to serve for a term of three years.

                  The number of votes cast with respect to this matter was as follows:

       NOMINEE              FOR             WITHHELD        BROKER NON-VOTES
       -------              ---             --------        ----------------

 Eugene W. Pilawski      2,196,730           20,558                0
 Walter E. Powers        2,196,830           20,458                0


                  2. Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for fiscal year ending June 30, 1999.

                  The number of votes cast with respect to this matter was as follows:

   FOR                   AGAINST              ABSTAIN           BROKER NON-VOTES
   ---                   -------              -------           ----------------

2,201,917                 9,722                5,649                   0

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


                                             BIG FOOT FINANCIAL CORP.
                                                 (Registrant)






                                            By: /s/ Timothy L. McCue
                                                ------------------------
                                                    Timothy L. McCue
                                                Vice President and Chief
                                                    Financial  Officer

February  11, 1999