Form 10-Q
period 1999-03-31
BIG FOOT FINANCIAL CORP
filed 1999-05-14
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                   (Mark One)

           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 OUTSTANDING AT

            CLASS                                      APRIL 20, 1999
            -----                                      --------------
Common Stock, Par Value $.01                              2,267,800

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

          Consolidated Statements of Financial Condition (Unaudited)
          March 31, 1999 and  June 30, 1998...............................................  Page   3

          Consolidated Statements of Earnings (Unaudited) - Three and Nine months
          ended March 31, 1999 and 1998...................................................  Page   4

          Consolidated Statements of Cash Flows (Unaudited) - Nine months
          ended March 31, 1999 and 1998...................................................  Page   5

          Notes to Unaudited Consolidated Financial Statements............................  Page   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................................  Page   8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................  Page  19


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...............................................................  Page  19

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................  Page  19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ................................................  Page  19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................  Page  19

ITEM 5.   OTHER INFORMATION...............................................................  Page  19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................................  Page  19

          SIGNATURES

                                     ITEM 1
                FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                                         March 31,         June 30,
                                      ASSETS                                                               1999              1998
                                                                                                        ---------         ---------
Cash and due from banks ........................................................................        $   2,479         $   3,345
Interest-earning deposits ......................................................................            6,331             9,801
Mortgage-backed securities held-to-maturity, at amortized cost (fair value of
    $33,357 at March 31, 1999 and $46,560 at June 30, 1998) ....................................           33,423            46,729
Mortgage-backed securities available-for-sale, at fair value ...................................           30,411            33,035
Investment in mutual funds and preferred stock, at fair value ..................................            3,267             2,569
Loans receivable, net ..........................................................................          129,580           115,472
Accrued interest receivable ....................................................................              996               968
Investment in real estate held for sale and development ........................................              262               262
Stock in Federal Home Loan Bank of Chicago, at cost ............................................            2,600             3,400
Office properties and equipment, net ...........................................................            4,880             4,667
Prepaid expenses and other assets ..............................................................              387               356
                                                                                                        ---------         ---------
Total assets ...................................................................................        $ 214,616         $ 220,604
                                                                                                        =========         =========

                                   LIABILITIES

Noninterest-bearing NOW accounts ...............................................................        $   5,843         $   5,847
Interest-bearing NOW accounts ..................................................................            8,227             7,668
Money market demand accounts ...................................................................           11,201            11,797
Passbook accounts ..............................................................................           38,725            38,838
Certificates of deposit ........................................................................           58,382            59,685
                                                                                                        ---------         ---------
Total savings deposits .........................................................................          122,378           123,835

Borrowed money .................................................................................           52,000            53,000
Advance payments by borrowers for taxes and insurance ..........................................            1,522             1,774
Accrued interest payable and other liabilities .................................................            3,702             3,901
                                                                                                        ---------         ---------
Total liabilities ..............................................................................        $ 179,602         $ 182,510
                                                                                                        ---------         ---------

                           STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued ......................               --                --
Common stock, $.01 par value, 8,000,000 shares authorized; 2,512,750 shares issued .............               25                25
Additional paid-in capital .....................................................................           24,486            24,224
Retained earnings-substantially restricted .....................................................           16,663            16,048
Treasury stock, at cost (208,450 shares at March 31, 1999) .....................................           (2,827)               --
Common stock acquired by the ESOP ..............................................................           (1,709)           (1,709)
Common stock acquired by Recognition and Retention Plan ........................................           (1,391)             (531)
Accumulated other comprehensive income (loss) ..................................................             (233)               37
                                                                                                        ---------         ---------
Total stockholders' equity .....................................................................           35,014            38,094
                                                                                                        ---------         ---------
Total liabilities and stockholders' equity .....................................................        $ 214,616         $ 220,604
                                                                                                        =========         =========


     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                             FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                                    ENDED                            ENDED
                                                                                   MARCH 31,                        MARCH 31,
                                                                             -----------------------         -----------------------
                                                                              1999             1998           1999            1998
                                                                             -------         -------         -------         -------
                      INTEREST INCOME:

Mortgage-backed securities held-to-maturity ........................         $   491         $   612         $ 1,695         $ 1,943
Mortgage-backed securities available-for-sale ......................             451             663           1,335           2,496
Mutual funds and preferred stock ...................................              54               5             218             144
Loans receivable ...................................................           2,272           1,966           6,693           5,715
Interest-earning deposits ..........................................             100             159             435             273
FHLB of Chicago stock ..............................................              40              42             148             131
                                                                             -------         -------         -------         -------
Total interest income ..............................................           3,408           3,447          10,524          10,702
                                                                             -------         -------         -------         -------

                        INTEREST EXPENSE:

Savings deposits ...................................................           1,108           1,192           3,496           3,598
Borrowed money .....................................................             727             706           2,217           2,273
                                                                             -------         -------         -------         -------
Total interest expense .............................................           1,835           1,898           5,713           5,871
                                                                             -------         -------         -------         -------

Net interest income before provision for loan losses ...............           1,573           1,549           4,811           4,831
Provision for loan losses ..........................................              --              --              --              --
                                                                             -------         -------         -------         -------
Net interest income after provision for loan losses ................           1,573           1,549           4,811           4,831
                                                                             -------         -------         -------         -------

                  NONINTEREST INCOME:

Service fees .......................................................              61              50             189             166
Gain on sale of securities available-for-sale ......................              --              --              --             229
Other ..............................................................               7               7              21              27
                                                                             -------         -------         -------         -------
Total noninterest income ...........................................              68              57             210             422
                                                                             -------         -------         -------         -------

                    NONINTEREST EXPENSE:

Compensation and benefits ..........................................             724             779           2,297           2,181
Office occupancy ...................................................             302             259             830             797
Federal deposit insurance premiums .................................              19              19              57              59
Real estate held for development ...................................              11              11              34              32
Professional services ..............................................              60              68             208             237
Other ..............................................................             177             194             617             663
                                                                             -------         -------         -------         -------
Total noninterest expense ..........................................           1,293           1,330           4,043           3,969
                                                                             -------         -------         -------         -------

Income before income taxes .........................................             348             276             978           1,284
Income tax expense .................................................             126              98             364             421
                                                                             -------         -------         -------         -------


                         NET INCOME:                                         $   222         $   178         $   614         $   863
                                                                             =======         =======         =======         =======

------------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic ............................................................         $  0.10         $  0.08         $  0.27         $  0.37
  Diluted ..........................................................            0.10            0.07            0.27            0.36


     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                                                  FOR THE
                                                                                                             NINE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                         --------------------------
                                                                                                           1999              1998
                                                                                                         --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................................         $    614          $    863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation ...................................................................................              332               304
Gain on sale of securities available-for-sale ..................................................               --              (229)
Net amortization of deferred loan fees .........................................................             (131)              (68)
Net amortization of discounts and premiums .....................................................              283               214
Increase in prepaid expenses and other assets ..................................................              (31)              (68)
(Increase) decrease in accrued interest receivable .............................................              (28)              120
Increase (decrease) in accrued interest payable and other liabilities, net .....................             (199)              256
Market adjustment for committed ESOP shares ....................................................               65               166
Amortization of award of Recognition and Retention Plan shares .................................              350                --
                                                                                                         --------          --------
Net cash provided by operating activities ......................................................            1,255             1,558
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable ................................................................          (30,571)          (25,695)
Principal repayment of loans receivable ........................................................           16,594            11,143
Principal repayments on mortgage-backed securities held-to-maturity ............................           13,078             6,706
Principal repayments on mortgage-backed securities available-for-sale ..........................           12,665            11,457
Purchase of mortgage-backed securities available-for-sale ......................................          (10,121)               --
Proceeds from sale of securities available-for-sale ............................................               --             9,511
Purchase of investment securities available-for-sale ...........................................             (942)           (1,555)
(Purchase) redemption of stock in Federal Home Loan Bank of Chicago ............................              800              (100)
Purchase of office properties and equipment ....................................................             (545)             (202)
                                                                                                         --------          --------
Net cash provided by investing activities ......................................................              958            11,265
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in savings deposits ...............................................................           (1,457)             (269)
Net decrease in borrowed money .................................................................           (1,000)           (6,600)
Decrease in advance payments by borrowers for taxes and insurance ..............................             (252)             (120)
Purchase of Recognition and Retention Plan stock ...............................................           (1,013)               --
Purchase of treasury stock .....................................................................           (2,827)               --
                                                                                                         --------          --------
Net cash used in financing activities ..........................................................           (6,549)           (6,989)
                                                                                                                           --------
Net increase (decrease) in cash and cash equivalents ...........................................           (4,336)            5,834
Cash and cash equivalents at beginning of period ...............................................           13,146             3,892
                                                                                                         --------          --------
Cash and cash equivalents at the end of period .................................................         $  8,810          $  9,726
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for
     Interest ..................................................................................         $  5,776          $  5,865
     Incomes taxes .............................................................................              405               666


     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying  unaudited  consolidated  financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of March 31, 1999 and June 30, 1998, and for the three and nine month periods ended March 31, 1999 and 1998, respectively. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1998, and the notes thereto included in the Company's Annual Report.

     The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)  CAPITAL DISTRIBUTIONS

     Capital distribution regulations of the Office of Thrift Supervision ("OTS") limit the Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on the Bank's capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Bank or its holding company for three years after the December 19, 1996 conversion date except for repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the OTS; or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria.

(3)  EARNINGS PER SHARE

     Earnings per share of common stock are calculated according to the guidelines of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("Statement 128"). ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Presented below are the calculations for basic and diluted earnings per share:


                                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                              MARCH 31,                           MARCH 31,
                                                                     ---------------------------         ---------------------------
                                                                        1999             1998              1999              1998
                                                                     ---------         ---------         ---------         ---------
BASIC:
Net Income .................................................        $  222,000        $  178,000        $  614,000        $  863,000
Weighted average shares outstanding ........................         2,191,090         2,334,420         2,271,503         2,329,354
Basic earnings per share ...................................              0.10              0.08              0.27              0.37

DILUTED:
Net Income .................................................        $  222,000        $  178,000        $  614,000        $  863,000
Weighted average shares outstanding ........................         2,191,090         2,334,420         2,271,503         2,329,354
Effect of dilutive stock options outstanding ...............                --            65,226                --            42,004
Diluted weighted average shares outstanding ................         2,191,090         2,399,646         2,271,503         2,371,358
Diluted earnings per share .................................              0.10              0.07              0.27              0.36

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

     The Company's comprehensive income for the three and nine month periods ended March 31, 1999 and 1998 is as follows:



                                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                           MARCH 31,                MARCH 31,
                                                                                    ----------------------   ----------------------
                                                                                      1999          1998        1999         1998
                                                                                    ---------    ---------   ---------    ---------
Net income ......................................................................   $ 222,000    $ 178,000   $ 614,000    $ 863,000
Other comprehensive income, net of tax - unrealized gain on securities:
  Unrealized holding gains (loss) arising during the period .....................    (163,000)     126,000    (270,000)     282,000
  Less:  reclassification adjustment for net gains realized in net income .......          --           --          --     (151,000)
                                                                                    ---------    ---------   ---------    ---------
Subtotals .......................................................................   $(163,000)   $ 126,000   $(270,000)   $ 131,000
                                                                                    ---------    ---------   ---------    ---------
Comprehensive income ............................................................   $  59,000    $ 304,000   $ 344,000    $ 994,000
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

     On November 6, 1998, the OTS provided its non-objection to the Company's second stock repurchase program to repurchase up to 119,356 shares of its common stock ("Second Repurchase Program"), upon completion of its existing repurchase program ("First Repurchase Program"). The First Repurchase Program and Second Repurchase Program authorize the Company to repurchase a total of up to 244,993 shares, or 9.75 percent, of its 2,512,750 outstanding common shares. As of April 20, 1999, the Company had repurchased 244,950 shares of its common stock at a cost of $3.3 million pursuant to the First and Second Repurchase Program. On May 10, 1999, the OTS provided its non-objection to the Company's third stock repurchase program to repurchase up to 113,388 shares of its outstanding common shares. The repurchases will be made from time to time at the discretion of management.

     On December 4, 1997, the OTS provided its non-objection to the Company's notification that it would repurchase up to an additional 4% of its shares of common stock, or 100,510 shares, for the Company's 1997 Recognition and Retention Plan ("RRP"). The Company, as of December 31, 1998, had repurchased the 100,510 common shares needed for the RRP. On February 23, 1999, the Company amended the RRP in connection with the granting of a restricted stock award to a new director. See "Other Matters".

     The selected financial ratios and other data of the Company set forth in the table on the next page are derived in part from, and should be read in conjunction with, the Unaudited Consolidated Financial Statements of the Company presented elsewhere in this report.

BIG FOOT FINANCIAL CORP.
FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)


                                                                          March 31,    June 30,
                                                                             1999        1998
                                                                           --------    --------
SELECTED FINANCIAL CONDITION DATA:
    Total assets ....................................................      $214,616    $220,604
    Loans receivable (net) ..........................................       129,580     115,472
    Allowance for loan losses .......................................           300         300
    Mortgage-back securities ........................................        63,834      79,764
    Savings deposits ................................................       122,378     123,835
    Borrowed funds ..................................................        52,000      53,000
    Stockholders' equity ............................................        35,014      38,094


                                                                                 At or for the          At or for the
                                                                              Three Months ended      Nine Months ended
                                                                                   March 31,               March 31,
                                                                            ---------------------- -----------------------
                                                                                1999       1998        1999        1998
                                                                            ----------- ---------- ----------- -----------
SELECTED OPERATING DATA:
    Net interest income before provision for loan losses ...............       $ 1,573     $ 1,549     $ 4,811     $ 4,831
    Net income .........................................................           222         178         614         863

SELECTED FINANCIAL RATIOS:
    Bank Capital ratios:
      Tangible .........................................................         12.68%      12.87%      12.68%      12.87%
      Core .............................................................         12.68       12.87       12.68       12.87
      Risked-based .....................................................         31.03       33.62       31.03       33.62
    Return on average assets (1) .......................................          0.41        0.33        0.38        0.54
    Return on average stockholders' equity (1) .........................          2.50        1.87        2.24        3.05
    Consolidated equity to assets at end of period .....................         16.31       18.28       16.31       18.28
    Noninterest expense to average assets (1) ..........................          2.39        2.50        2.47        2.47
    Non-performing assets as a percent of total assets .................          0.10        0.09        0.10        0.09
    Allowance for loan losses as a percent of total loans ..............          0.23        0.28        0.23        0.28
    Allowance for loan losses as a percent of non-performing loans .....        144.93      150.75      144.93      150.75

PER SHARE DATA:
    Basic earnings per share ...........................................    $     0.10  $     0.08  $     0.27    $   0.37
    Diluted earnings per share .........................................          0.10        0.07        0.27        0.36
    Book value per share ...............................................         15.20       15.24       15.20       15.24

STOCK QUOTES:
    High ...............................................................    $    14.250 $    23.938 $    18.500   $  23.938
    Low ................................................................         12.313      20.125      12.313      16.000
    At March 31, .......................................................         12.875      21.000      12.875      21.000

--------------------------------------------------------------------------------------------------------------------
(1) Three and nine month results have been annualized.

      COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998

     Total assets decreased $6.0 million from $220.6 million at June 30, 1998 to $214.6 million at March 31, 1999. The components of the Company's asset base also changed from June 30, 1998 to March 31, 1999. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $15.9 million from $79.7 million at June 30, 1998 to $63.8 million at March 31, 1999. This decrease is primarily due to $26.0 million in principal repayments which was partially offset by the purchase of $10.1 million of MBS during the nine month period. An increase of $14.1 million in loans receivable from $115.5 million at June 30, 1998 to $129.6 million at March 31, 1999, was the result of loan originations of $30.6 million which exceeded the $16.5 million of loan repayments. Interest earning deposits decreased $3.5 million from $9.8 million at June 30, 1998 to $6.3 million at March 31, 1999.

     The allowance for loan losses at March 31, 1999 and June 30, 1998 was $300,000. Management believes that the allowance for loan losses is adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.23% and 0.26% at March 31, 1999 and June 30, 1998, respectively. At March 31, 1999 and June 30, 1998, the ratio of the allowance for loan losses to non-performing loans was 144.93% and 87.72%, respectively. The Bank had two non-performing loans totaling approximately $207,000 at March 31, 1999 and three non-performing loans totaling approximately $342,000 at June 30, 1998. There were no loan chargeoffs during the three and nine month periods ending March 31, 1999 and 1998.

     Savings deposits decreased $1.5 million from June 30, 1998 to March 31, 1999; during this time, borrowed funds decreased by $1.0 million. The savings categories of passbook accounts, money market demand accounts, and certificates of deposit all had decreased balances, while interest-bearing NOW accounts increased $559,000.

     Stockholders' equity at March 31, 1999 was $35.0 million or $3.1 million less than at June 30, 1998. This decline is due to the purchase of 62,850 shares of the Company's common stock for the Recognition and Retention Plan and the repurchase of 208,450 treasury shares by the Company, at a cost of $2.8 million, pursuant to the Company's First and Second Repurchase Programs. Accumulated other comprehensive income declined $270,000 since June 30, 1998. (See note 4 to Unaudited Consolidated Financial Statements).

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998

     GENERAL. For the three months ended March 31, 1999, net income was $222,000 or $0.10 basic and diluted earnings per share, compared to net income of $178,000 or $0.08 basic and $0.07 diluted earnings per share for the three months ended March 31, 1998.

     INTEREST INCOME. Interest income decreased $39,000 for the three months ended March 31, 1999. The average balance of interest-earning assets increased $2.6 million from $204.3 million for the three months ended March 31, 1998 to $206.9 million for the three months ended March 31, 1999. The average yield on the Bank's interest-earning assets decreased 16 basis points from 6.75% for the three months ended March 31, 1998 to 6.59% for the three months ended March 31, 1999.

     INTEREST EXPENSE. Interest expense decreased $63,000 to $1.8 million for the three months ended March 31, 1999, as compared to the same period in 1998. The average rate paid on interest-bearing liabilities decreased 28 basis points from 4.67% for the three months ended March 31, 1998 to 4.39% for the three months ended March 31, 1999. The average balance of interest-bearing liabilities increased $4.5 million to $169.3 million for the three months ended March 31, 1999 from $164.8 million for the three months ended March 31, 1998. The decrease in the average cost of interest-bearing liabilities resulted primarily from a reduction in the average rates paid of 40 basis points on certificates of deposit and a 44 basis points reduction in borrowed funds during the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.6 million for the three months ended March 31, 1999, an increase of $24,000 from the same period in 1998. The average interest rate spread increased 12 basis points from 2.08% for the three months ended March 31, 1998 to 2.20% for the comparable period in 1999. Net interest margin increased one basis point and was 2.99% for the three months ended March 31, 1999.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended March 31, 1999 and 1998. See "Comparison of Financial Condition at March 31, 1999 and June 30, 1998".

     NONINTEREST INCOME. Noninterest income was $68,000 for the three months ended March 31, 1999, compared to $57,000 for the three months ended March 31, 1998. The difference was primarily due to an increase in ATM service fee income.

     NONINTEREST EXPENSE. Non-interest expense decreased $37,000 from $1,330,000 for the three months ended March 31, 1998 to $1,293,000 for the comparable period in 1999.

     Compensation expense for the three months ended March 31, 1999 decreased $55,000 over the similar period in 1998. This decrease was primarily due to the cost of the employee stock ownership plan ("ESOP"), which is directly related to the Company's average stock price. The Company's average stock price has declined when compared to the average third quarter price for 1998; therefore, the ESOP expense was $40,000 lower in the three months end March 31, 1999 compared to the same period in 1998.

     Office occupancy expense increased $43,000 for the third quarter of 1999 compared to 1998. The increase was primarily due to an increase in depreciation expense of furniture and equipment, which was caused by the purchase of new ATMs and in-house data processing equipment.

     Other noninterest expense was $177,000 for the three month period ending March 31, 1999 compared to $194,000 for the three month period ended March 31, 1998. This decrease was primarily due to several expense reductions in the third quarter of 1999, none of which were significant.

     INCOME TAX EXPENSE. Income tax expense increased $28,000 from $98,000 for the three months ended March 31, 1998 to $126,000 for the three months ended March 31, 1999. This increase was due to an improvement of $72,000 in pre-tax income, as well as a slight increase in the effective tax rate. The effective tax rate was 36.2% and 35.5% for the three month periods ended March 31, 1999 and 1998, respectively.

            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
                             MARCH 31, 1999 AND 1998

     GENERAL. For the nine months ended March 31, 1999, net income was $614,000 or $0.27 basic and diluted earnings per share, compared to $863,000 or $0.37 basic and $0.36 diluted earnings per share for the nine months ended March 31, 1998.

     INTEREST INCOME. Interest income was $10.5 million for the nine months ended March 31, 1999, compared to $10.7 million for the nine months ended March 31, 1998. The average balance of interest earning assets increased $2.9 million from $205.9 million for the nine months ended March 31, 1998 to $208.8 million for the nine months ended March 31, 1999. The average yield on the Bank's interest-earning assets decreased 21 basis points from 6.93% for the nine months ended March 31, 1998 to 6.72% for the nine months ended March 31, 1999.

     INTEREST EXPENSE. Interest expense decreased $158,000 and was $5.7 million for the nine months ended March 31, 1999. This decrease was due primarily to a lower cost of funds. The average rate paid on interest-bearing liabilities decreased 21 basis points from 4.68% for the nine months ended March 31, 1998 to 4.47% for the nine months ended March 31, 1999. The average balance of interest-bearing liabilities increased $3.2 million to $170.4 million for the nine months ended March 31, 1999 from $167.2 million for the nine months ended March 31, 1998.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $20,000 and was $4.8 million for the nine months ended March 31, 1999 and 1998. The average interest rate spread was 2.25% for the nine months ended March 31, 1999 and 1998. Net interest margin declined six basis points and was 3.07% for the nine months ended March 31, 1999.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the nine months ended March 31, 1999 and for the comparable period in 1998. See "Comparison of Financial Condition at March 31, 1999 and June 30, 1998".

     NONINTEREST INCOME. Noninterest income was $210,000 for the nine months ended March 31, 1999 compared to $422,000 for the nine months ended March 31, 1998. The primary reason for the decrease was due to a $229,000 gain that was realized from a sale in 1998 of $9.5 million of securities classified as available-for-sale.

     NONINTEREST EXPENSE. Noninterest expense increased $74,000 for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998.

     Compensation expense for the nine month period ending March 31, 1999 was $2.3 million, an increase of $116,000 over the similar period last year. RRP expense for the nine months ended March 31, 1999 was $350,000 compared to $110,000 expense for the nine months ended March 31, 1998. The RRP was implemented in mid-December 1997; therefore, 1998 had almost four months of expense compared to nine months of expense in 1999. The 1999 RRP expense also includes a payment of $63,000 made to the estate of a former director. ESOP expenses declined $102,000 for the nine months ended March 31, 1999 compared to the same period in 1998. The cost of the ESOP is partially related to the Company's average stock price; therefore, this reduction was caused by the lower average stock price of the Company during the nine months of 1999 compared to the same period in 1998.

     Professional services expense decreased $29,000 to $208,000 for the nine month period ended March 31, 1999. This decrease was primarily due to a reduction in legal fees associated with an ongoing litigation regarding a real estate development known as Olympia Fields.

     Office occupancy expense was $830,000 for the nine months ended March 31, 1999, compared to $797,000 for the same period in 1998. This was primarily due to increased furniture and fixture depreciation expense, which was caused by the purchase of new ATMs and in-house data processing equipment.

     Other noninterest expense was $617,000 for the nine month period ended March 31, 1999 compared to $663,000 for the nine month period ended March 31, 1998. This decrease was primarily due to a one time $40,000 State of Illinois franchise payment in 1998 and a reduction of advertising expense in 1999. This decrease was partially offset by an increase of $27,000 in 1999 relating to the Year 2000 issue.

         INCOME TAX EXPENSE. Income tax expense decreased $57,000 from $421,000 for the nine months ended March 31, 1998 to $364,000 for the nine months ended March 31, 1999. This decrease was primarily due to a decrease of $306,000 in pre-tax income which was partially offset by an increase in the effective tax rate. The effective tax rate was 37.2% and 32.8% for the nine month periods ended March 31, 1999 and 1998, respectively.

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

     In order to address the Year 2000 issue and to minimize its potential adverse impact, management has implemented a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers and employees of the Company has been formed to evaluate the effects that the upcoming Year 2000 could have on the Bank and its operations. The Company's plan is divided into five phases: (1) Awareness Phase - define the problem, obtain executive level support, develop an overall strategy. This phase was completed in September 1997; (2) Assessment Phase - identify all systems and criticality. This phase was completed in December 1997; (3) Renovation Phase - program enhancements, hardware and software upgrades, system replacements, and vendor certifications. This phase was completed in September 1998; (4) Validation Phase - test and verify system changes and coordinate with outside parties. This phase for internal applications was completed during the quarter ended March 31, 1999 and a scheduled completion date of June 30, 1999 is expected for external applications; and (5) Implementation Phase - components certified as Year 2000 compliant and moved to production. All but two external systems have been stated by the respective vendors as Year 2000 compliant. The remaining systems are expected to be tested and implemented by June 30, 1999.

     Third party vendors provide the majority of software used by the Company. The Company has provided notice to its vendors concerning the Year 2000 situation. The Company's software vendors have provided upgraded or replacement software which is stated to be Year 2000 compliant. This has enabled the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium. The Company also utilizes the service of a third party vendor to provide the software which is used to process and maintain most customer-related accounts. This vendor has provided the Company with a software version which has been stated to be Year 2000 compliant. Testing by the Company to verify compliance for its applications and usage was completed in October, 1998. The Company presently believes the modifications to existing software and conversions to new software, the Year 2000 Problem, as it relates to systems and other operations utilized by the Company, will be mitigated without causing a material adverse impact on the operations of the Company. However, even with such modifications and conversions the Year 2000 Problem could have an adverse impact on the operations of the Company. The critical application software and hardware for the Company's in-house computer system has been tested by the respective service providers and internally, and has been stated by the respective vendors to be Year 2000 compliant. The Company has developed, and the Board of Directors has approved, a Remediation Contingency Plan which is to mitigate risks associated with the failure to successfully complete renovation, validation or implementation of any applications. After an application is implemented, the Company is allowed to drop the application from the Remediation

Contingency Plan. A second contingency plan, the Busines Resumption Contingency Plan, is to mitigate the risks associated with the failure of applications at critical dates. The Business Resumption Contingency Plan has been developed and the Board of Directors has approved such plan. The Company will continue to closely monitor the progress of its Year 2000 compliance plan.

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

     In addition, monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company and the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Total direct costs to date are approximately $27,000. The Company currently estimates that the aggregate direct costs should not exceed $50,000 and does not believe that such costs will have a material effect on the results of operations.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. '

     There has been limited litigation filed against corporations regarding the Year 2000 Problem and such corporations' compliance efforts, and the law in this area will likely continue to develop well into the new millennium. Should the Company experience a Year 2000 failure, exposure of the Company could be significant and material, unless there is legislative action to limit such liability. Legislation has been introduced in several jurisdictions regarding the Year 2000 Problem. However, no assurance can be given that the legislation will be enacted in jurisdictions where the Company does business that will have the effect of limiting any potential liability.

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

     The Bank is required by OTS to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. At March 31, 1999, the Bank's liquidity ratio was 62.52%. The Bank's liquidity ratio is high due to the amount of mortgage-backed securities in the portfolio. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The primary investing activities of the Bank during the nine months ended March 31, 1999 were the origination of mortgage loans, and other loans.

     See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the nine months ended March 31, 1999 and 1998.

     At March 31, 1999, the Bank had outstanding loan origination commitments of $2.9 million and unused lines of consumer credit of $421,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1999 totaled $40.1 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

     At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $26.4 million, or 12.68% of total adjusted assets, which is above the required level of $3.1 million or 1.5%; core capital of $26.4 million, or 12.68% of total adjusted assets, which is above the required level of $6.2 million or 3.0%; and total risk-based capital of $26.7 million, or 31.03% of risk-weighted assets, which is above the required level of $6.9 million, or 8.0%.

                       IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial periods beginning after December 15, 1997, but is not required to be applied to interim financial statements in the initial year of its application. As the Company operates as a single business segment, Statement 131 is not expected to have a material impact.

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

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendement of FASB Statement No. 65" (Statement No. 134). Statement No. 134 amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Statement No. 134 was effective for the first quarter beginning after December 15, 1998. The Company has not securitized any mortgage loans and Statement 134 is not expected to have a material impact on the Company.

                                  OTHER MATTERS

     The Board of Directors presently consists of six members, with one vacancy. On February 23, 1999, the Company's Board of Directors appointed Mr. Stephen Nelson to the board. Mr. Nelson is a Vice President with Hovde Financial, Inc. In connection with Mr. Nelson's appointment to the Board, the Company granted restricted stock awards under the RRP plan of 3,149 shares and granted Mr. Nelson options under the Company's Stock Option Plan to purchase 6,868 shares. The Company is actively seeking additional qualified candidates to appoint to the Board of Directors and will nominate such individuals at the appropriate time.

                                     ITEM 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                                       BIG FOOT FINANCIAL CORP.
                                             (Registrant)




                                       By: /s/Timothy L. McCue
                                          --------------------------
                                              Timothy L. McCue
                                          Vice President and Chief
                                              Financial  Officer
May 13, 1999