Form 10-K
period 1999-06-30
BIG FOOT FINANCIAL CORP
filed 1999-09-28
CIK 1022807

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

                     For the fiscal year ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____X___ No ______

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity of the Registrant by non-affiliates was approximately $23.0 million as of September 21, 1999.

As of September 21, 1999, 2,231,449 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 1999 Annual Report to Stockholders are incorporated by reference in Part II.

Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

                            BIG FOOT FINANCIAL CORP.
                               REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 1999

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
ITEM                                 PART I                                 PAGE
--------------------------------------------------------------------------------
 1         BUSINESS                                                            3
 2         PROPERTIES                                                         33
 3         LEGAL PROCEEDINGS                                                  34

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------
 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                34
 5         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS                                                            34
 6         SELECTED FINANCIAL DATA                                            35
 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                              36
 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         36
 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        36
 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                               36

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------
 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 36
 11        EXECUTIVE COMPENSATION                                             36
 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT      37
 13        CERTAIN RELATIONSHIPS AND RELATED TRANSCTIONS                      37

--------------------------------------------------------------------------------
                                      PART IV
--------------------------------------------------------------------------------

 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K    37



--------------------------------------------------------------------------------
FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; depositor and borrower preferences; and the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."
--------------------------------------------------------------------------------

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

         At June 30, 1999, the Company had total assets of $215.5 million, of which $138.5 million was comprised of loans receivable and $54.0 million was comprised of mortgage-backed securities. At such date, total savings deposits were $123.9 million, borrowings were $52.0 million and stockholders' equity was $34.7 million. The Company's Common Stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol "BFFC". Unless otherwise disclosed, the information presented in this Report on Form 10-K represents the activity of the Bank for the period prior to December 19, 1996 and the activity of Big Foot Financial Corp. consolidated thereafter. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

         In connection with the Conversion, the Bank changed its fiscal year-end to June 30. The Company's and the Bank's fiscal year 1997 consisted of the 11-month period beginning August 1, 1996 and ending June 30, 1997. The Company believes that it is appropriate to compare the results for the 11-month period ended June 30, 1997 with the years ending June 30, 1999 and 1998.

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

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At June 30, 1999, the Bank had gross loans receivable outstanding of $139.1 million, of which $136.9 million, or 98.5% of gross loans, were one- to four-family residential mortgage loans. The remainder consisted of $0.6 million of multifamily mortgage loans, or 0.4% of gross loans; $0.6 million of commercial real estate mortgage loans, or 0.4% of gross loans; $58,000 of land, construction and development loans, or 0.1% of gross loans; $0.6 million of home equity loans, or 0.4% of gross loans; and $316,000 of other loans, or 0.2% of gross loans.

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

         Under applicable federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1999, based on the above, the Bank's regulatory loans to one borrower limit was approximately $4.0 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At June 30, 1999, the two largest dollar amounts outstanding to one borrower or group of related borrowers were approximately $414,000 and $395,000. Both of these loans are secured by one- to four-family properties located in the Bank's market area and, at June 30, 1999, were performing in accordance with their terms.

         The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.


                                                       AT JUNE 30                                      AT JULY 31,
                              ------------------------------------------------------------  ---------------------------------------
                                        1999              1998                 1997                1996            1995
                              --------------------  ------------------   -----------------  -----------------   -------------------
                                          PERCENT             PERCENT             PERCENT            PERCENT             PERCENT
                                 AMOUNT   OF TOTAL   AMOUNT   OF TOTAL    AMOUNT  OF TOTAL  AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                              ----------  --------  --------  --------   -------  --------  -------  --------   -------  ----------
                                                                     (Dollars in thousands)
Mortgage loans:
 One-to four-family            $136,924    98.5%   $113,441     97.8%    $91,133    96.7%  $76,325     95.6%   $68,080     94.9%
 Multifamily (1)                    610     0.4         741      0.6         942     1.0       979      1.2      1,035      1.4
 Commercial real estate             593     0.4         833      0.7         384     0.4       411      0.5        441      0.6
 Land, construction/development      58     0.1         118      0.1         403     0.4       404      0.5        166      0.2
 Home equity                        597     0.4         822      0.7       1,258     1.3     1,421      1.8      1,691      2.4
                               --------   -----    --------    -----     -------   -----   -------    -----    -------    -----
  Total mortgage loans         $138,782    99.8%   $115,955     99.9%    $94,120    99.8%  $79,540     99.6%   $71,413     99.5%
                               --------   -----    --------    -----     -------   -----   -------    -----    -------    -----
Other loans
 Home improvement                     -       -           -        -           -       -         -        -         15        -
 Commercial credit lines              -       -           -        -           -       -       150      0.2        131      0.2
 Loans on savings deposits          316     0.2         144      0.1         181     0.2       192      0.2        212      0.3
                               --------   -----    --------    -----     -------   -----   -------    -----    -------    -----
  Total other loans                 316     0.2         144      0.1         181     0.2       342      0.4        358      0.5
                               --------   -----    --------    -----     -------   -----   -------    -----    -------    -----
   Loans receivable, gross     $139,098   100.0%   $116,099    100.0%    $94,301   100.0%  $79,882    100.0%   $71,771    100.0%
                               --------   =====    --------    =====     -------   =====   -------    =====    -------    =====
 Less:
  Loans in process             $      -            $      -              $     -           $     -             $   111
  Deferred loan fees                281                 327                  377               438                 510
  Allowance for loan losses         300                 300                  300               300                 166
                               --------            --------              -------           -------             -------
   Loans receivable, net       $138,517            $115,472              $93,624           $79,144             $70,984
                               ========            ========              =======           =======             =======


(1) Multifamily includes participation in Community Investment Corporation ("CIC") of $333,000 at June 30, 1999, $389,000 at June 30, 1998, $413,000 at
June 30, 1997, $381,000 at July 31, 1996 and $321,000 at July 31, 1995. CIC is a
not-for-profit tax-exempt corporation whose purpose is to focus the resources and expertise of the financial community to revitalize certain neighborhoods in Chicago.


         MORTGAGE LOANS. At June 30, 1999, over 98.0% of the Bank's $138.8 million mortgage loan portfolio consisted of mortgage loans secured by one- to four-family residential real estate. While the Bank offers adjustable-rate mortgage products, the Bank's customer base has historically favored fixed-rate mortgage loans, which are generally priced off the FNMA delivery rate with adjustments relating to local competition and the availability of funds. At June 30, 1999, approximately 96.5% of the Bank's mortgage portfolio was comprised of fixed-rate loans. The balance of the mortgage loan portfolio is comprised of adjustable rate loans, including approximately $4.2 million of one-to four-family residential mortgages, the majority of which are tied to the National Cost of Funds Index and adjust annually to rates from 2.5% to 2.75% over the Index. These loans carry annual caps and life-of-the-loan ceilings to protect borrowers against sudden rate volatility. Generally, adjustable rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Bank's policy to underwrite its adjustable rate mortgage loans based on the fully indexed origination rate. The Bank currently has no mortgage loans that are subject to negative amortization. Management intends to continue to emphasize fixed rate loans secured by single family owner-occupied units with 15 year terms. The Bank also makes home equity loans. At June 30, 1999, the Bank had an aggregate balance of $597,000 in home equity loans.

         LAND, CONSTRUCTION AND DEVELOPMENT LOANS. The Bank offers a residential construction loan program for custom home buyers and builders, who typically have a longstanding business relationship with the Bank. The Bank has established additional guidelines and progress pay-out procedures for these loans in recognition of the higher degree of risk involved in making such loans. See "Delinquencies and Non-Performing Assets."

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

                                                                                  FOR THE
                                                                                ELEVEN MONTHS
                                                   FOR THE YEAR ENDED JUNE 30,  ENDED JUNE 30,
                                                 -----------------------------  ---------------
                                                   1999              1998           1997
                                                 ----------      -------------  ------------
                                                                (In thousands)
LOAN (GROSS):
   At beginning of period                        $  116,099       $   94,301      $  79,882
                                                 ----------       ----------      ---------
MORTGAGE LOANS ORIGINATED:
   One-to four-family                                43,587           38,612         23,088
   Multifamily                                           98               34              -
   Commercial real estate                                 -              550              -
                                                 ----------       ----------      ---------
     Total mortgage loans originated                 43,685           39,196         23,088
OTHER LOANS ORIGINATED:
   Other loans                                          449              249            192
                                                 ----------       ----------      ---------
      Total loans originated                         44,134           39,445         23,280
                                                 ----------       ----------      ---------
   Additional draws - open-end home equity loans        279              428            346
   Principal repayments                             (21,414)         (17,838)        (9,207)
   Loans sold                                             -             (237)             -
                                                 ----------       ----------      ---------
      LOAN BALANCES AT END OF PERIOD             $  139,098       $  116,099      $  94,301
                                                 ==========       ==========      =========


         INCOME FROM LENDING ACTIVITIES. The Bank realizes interest income and servicing fee income from its lending activities. For the most part, interest rates charged by the Bank on loans are determined by local competition, although they also reflect general interest rates, demand for loans and availability of funds.

         The Bank charges service fees, late payment and other miscellaneous service fees. During the years ended June 30, 1999 and 1998 and the eleven months ended June 30, 1997, the Bank earned an aggregate of such fees totaling $20,000, $24,000 and $23,000, respectively.

         LOAN MATURITY. The following table shows the contractual maturity of the Bank's loan portfolio at June 30, 1999. Loans are shown as due based on their contractual terms to maturity rather than when interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

                                                   MORTGAGE LOANS                                     TOTAL LOANS
                          --------------------------------------------------------                 --------------------
                                                                LAND
                           ONE-TO                           CONSTRUCTION                                      WEIGHTED
DUE DURING PERIODS         FOUR-      MULTI-   COMMERCIAL        AND         HOME       OTHER                 AVERAGE
ENDING JUNE 30,            FAMILY     FAMILY   REAL ESTATE   DEVELOPMENT    EQUITY      LOANS      AMOUNT       RATE
                          --------   --------  -----------  -------------   ------     -------    --------    --------
                                                            (Dollars in thousands)
2000                      $      4   $   7      $   -          $   -        $   -       $  55     $     66      8.68%
2001                           246      17         39             58           31          51          442      8.29
2002                           391      36          -              -          219         210          856      7.84
2003 and 2004                1,309      53         77              -          223           -        1,662      7.89
2005 to 2010                12,569       -         41              -          124           -       12,734      7.11
2011 to 2015                32,260     306         22              -            -           -       32,588      6.74
2016 to 2020                 4,159     176        414              -            -           -        4,749      7.61
2021 and following          85,986      15          -              -            -           -       86,001      6.95
                          --------   -----      -----          -----        -----       -----     --------      -----
Total loans due, gross    $136,924   $ 610      $ 593          $  58        $ 597       $ 316     $139,098      6.95%
                          ========   =====      =====          =====        =====       =====     ========      =====

         The following table sets forth at June 30, 1999, the dollar amount of loans due after June 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                 DUE AFTER JUNE 30, 2000
                                      -----------------------------------------
                                          FIXED        ADJUSTABLE       TOTAL
                                      ------------   --------------   ---------
                                                      (In thousands)
Mortgage loans:
  One- to four-family                  $ 132,769        $ 4,151      $ 136,920
  Multifamily                                603              -            603
  Commercial real estate                     492            101            593
  Land, construction and development           -             58             58
  Home equity                                  -            597            597
                                       ---------        -------      ---------
Total mortgage loans                   $ 133,864        $ 4,907      $ 138,771
Other loans                                  261              -            261
                                       ---------        -------      ---------
  Total loans                          $ 134,125        $ 4,907      $ 139,032
                                       =========        =======      =========


DELINQUENCIES AND NON-PERFORMING ASSETS

         DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. Contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, deficiencies are cured promptly. If the deficiency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank may institute measures to remedy the default, including commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale. If the Bank acquires the property at judicial sale or accepts a voluntary deed of the secured property in lieu of foreclosure, the acquired property is then listed in the Bank's Real Estate Owned ("REO") account until it is sold. At June 30, 1999, the Bank had no REO. The Bank is permitted to finance sales from its REO account by "loans to facilitate," which involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Bank's underwriting guidelines. Currently, the Bank has no such "loans to facilitate."

         The following table sets forth information with respect to the Bank's non-performing assets (which includes loans that are delinquent for 90 days or more and REO) at the dates indicated. At June 30, 1999, there were no loans other than those included in the table below with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

                                                        AT JUNE 30,                 AT JULY 31,
                                             -----------------------------      -------------------
NON-PERFORMING LOANS:                          1999       1998      1997         1996        1995
-------------------------------------------  --------    -------   -------      -------     -------
                                                         (Dollars in thousands)
Mortgage loans:
    One- to four-family                      $  186      $  342     $ 199       $  69       $  193
    Multifamily                                   7           -         -           -            -
    Commercial real estate                        -           -         -           -            -
    Land, construction and development            -           -         -           -            -
    Home equity                                   -           -         -          49            -
    Other loans                                   -           -         -           -            -
                                             ------      ------     -----       -----       ------
      Total non-performing loans                193         342       199         118          193
                                             ------      ------     -----       -----       ------
Real estate owned                                 -           -         -           -          168
                                             ------      ------     -----       -----       ------
      Total non-performing assets            $  193      $  342     $ 199       $ 118       $  361
                                             ======      ======     =====       =====       ======

Total non-performing loans to total loans     0.14 %       0.29 %    0.21 %      0.15 %      0.27 %
Total non-performing assets to total assets   0.09         0.16      0.09        0.06        0.18


         A loan is placed on non-accrual status when it becomes 90 days or more delinquent and when the collection of principal and/or interest becomes doubtful. At June 30, 1999, the Bank had one single family residential loan with an outstanding principal balance of $70,000 that was non-accruing. At June 30, 1998 the Bank had no non-accrual loans. The Bank had one single family residential loan with an outstanding balance of $199,000 at June 30, 1997 that was non-accruing. For the years ended June 30, 1999 and 1998 and for the eleven months ended June 30, 1997 the amount of interest income that would have been recorded on non-accrual loans was $4,000, $0 and $10,000, respectively. Interest earned on loans 90 days or more delinquent and still accruing interest amounted to $11,000, $25,000, and $36,000 for the fiscal years ended June 30, 1999 and 1998 and for the eleven months ended June 30, 1997, respectively.

         The Bank's non-performing assets at June 30, 1999, consisted of two one- to four-family residential loan with an aggregate outstanding principal balance of $186,000 and one multi-family residential loan with an aggregate outstanding principal balance of $7,000. The Bank's non-performing assets at June 30, 1998 consisted of three, one-to four-family residential loans, with an aggregate outstanding principal balance of $342,000. The Bank's non-performing assets at June 30, 1997, consisted of one, one-to four-family residential loan, with an aggregate outstanding principal balance of $199,000. The properties underlying the non-performing loans are located in the Chicago metropolitan area.

         CLASSIFIED ASSETS. OTS regulations require that each saving association classify its assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations of savings associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. OTS regulations provide for three adverse classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings association to a sufficient degree of risk to warrant classifications, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the savings association to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss or charge off such amount. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its loans at June 30, 1999, the Bank had one loan which met the criteria for classification as "Substandard" and no potential problem loans which met the criteria for classification as "Special Mention" or "Doubtful".

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

                                                                        AT OR FOR
                                                                        THE ELEVEN
                                                                          MONTHS
                                                    AT OR FOR THE          ENDED       AT OR FOR THE
                                                 YEAR ENDED JUNE 30,     JUNE 30,   YEAR ENDED JULY 31,
ALLOWANCE FOR LOAN LOSSES                         1999        1998          1997      1996       1995
-------------------------                      ----------  ----------   ---------  ---------   --------
                                                               (Dollars in thousands)
Balance at beginning of year                   $   300       $  300      $  300      $ 166      $  166
Provision for loan losses                            -            -           -        138           -
Charge-offs:
  Mortgage loans:
     One- to- four-family                            -            -           -          -           -
     Multifamily                                     -            -           -         (4)          -
     Commercial real estate                          -            -           -          -           -
     Land, construction and development              -            -           -          -           -
     Home equity                                     -            -           -          -           -
  Other loans                                        -            -           -          -           -
                                               -------       ------      ------      -----      ------
        Total charge-offs                            -            -           -         (4)          -
                                               -------       ------      ------      -----      ------
Recoveries                                           -            -           -          -           -
                                               -------       ------      ------      -----      ------
Balance at end of year                         $   300       $  300      $  300      $ 300      $  166
                                               =======       ======      ======      =====      ======
Allowance for loan losses to total loans
   at the end of the period (1)                   0.22%        0.26%       0.32%      0.38%       0.23%
Allowance for loan losses to total
  non-performing loans at end of period         155.44        87.72      150.75     254.24       86.01
Allowance for loan losses to total
  non-performing assets at end of period        155.44        87.72      150.75     254.24       45.98
Net charge-offs to average loans outstanding         -            -           -       0.01           -
--------------------------
(1) Total loans represent loans, net plus the allowance for loan losses.

         The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                        AT JUNE 30,
                                   ----------------------------------------------------------------------------------
                                                     1999                                  1998
                                   -----------------------------------------  ---------------------------------------
                                                               PERCENT OF                               PERCENT OF
                                                              LOANS IN EACH                            LOANS IN EACH
                                    ALLOWANCE   PERCENT OF    CATEGORY TO     ALLOWANCE   PERCENT OF    CATEGORY TO
                                     AMOUNT     ALLOWNACE     GROSS LOANS      AMOUNT     ALLOWANCE    GROSS LOANS
                                   ----------   ----------    -------------   ----------  ----------   --------------
                                                                  (Dollars in thousands)
Mortgage loans:
 One- to four-family                 $ 237        79.1%           98.5%       $ 125        41.7%          97.8%
 Multifamily                             3         1.0             0.4            4         1.3            0.6
 Commercial real estate                  6         2.0             0.4            8         2.7            0.7
 Land, construction and development      1         0.3             0.1            1         0.3            0.1
 Home equity                             1         0.3             0.4            2         0.7            0.7
Other loans                              -           -             0.2            -           -            0.1
Unallocated                             52        17.3               -          160        53.3              -
                                     -----       -----           -----        -----       -----          -----
 Total                               $ 300       100.0%          100.0%       $ 300       100.0%         100.0%
                                     =====       =====           =====        =====       =====          =====



                                               AT JUNE 30,                             AT JULY 31,
                              ----------------------------------------  ----------------------------------------
                                                 1997                                      1996
                              ----------------------------------------  ----------------------------------------
                                                         PERCENT OF                               PERCENT OF
                                                         LOANS IN EACH                            LOANS IN EACH
                              ALLOWANCE    PERCENT OF    CATEGORY TO    ALLOWANCE    PERCENT OF   CATEGORY TO
                              AMOUNT       ALLOWANCE     GROSS LOANS    AMOUNT       ALLOWANCE    GROSS LOANS
                              ----------  -----------   --------------  ----------  -----------  ---------------
                                                            (Dollars in thousands)
Mortgage loans:
   One- to four-family         $ 105           35.0%        96.7%        $  85          28.3%          95.6 %
   Multifamily                     5            1.7          1.0             5           1.7            1.2
   Commercial real estate          4            1.3          0.4             4           1.3            0.5
   Land, construction and
     Development                   2            0.7          0.4             2           0.7            0.5
   Home equity                     3            1.0          1.3             4           1.3            1.8
Other loans                        -              -          0.2             -             -            0.4
Unallocated                      181           60.3            -           200          66.7              -
   Total                       $ 300          100.0%       100.0%        $ 300         100.0%         100.0 %
                               =====          =====        =====         =====         =====          =====



                                              AT JULY 31,
                              -----------------------------------------
                                                 1995
                              -----------------------------------------
                                                          PERCENT OF
                                                          LOANS IN EACH
                               ALLOWANCE    PERCENT OF    CATEGORY TO
                                AMOUNT       ALLOWANCE    GROSS LOANS
                              ------------  -----------  --------------
                                       (Dollars in thousands)
Mortgage loans:
   One- to four-family           $  79          47.6 %         94.9%
   Multifamily                       6           3.6            1.4
   Commercial real estate            4.          2.4            0.6
   Land, construction and
     Development                     2           1.2            0.2
   Home equity                       5           3.0            2.4
Other loans                          -             -            0.5
Unallocated                         70          42.2              -
   Total                         $ 166         100.0 %        100.0%
                                 =====         =====          =====


INVESTMENT ACTIVITIES

         GENERAL. The investment policy of the Bank, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide and maintain adequate liquidity, maintain a balance of high quality, diversified investments, minimize risks to the Bank and complement the Bank's lending activities. The investment policy is implemented by the Chief Financial Officer and the President. The policy designates the Chief Financial Officer as the investment manager authorized to oversee the daily operations of the investment portfolio. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and these levels are believed adequate to meet the requirements of normal operations, including potential deposit outflows. At June 30, 1999, the Bank's liquidity ratio for regulatory purposes was 50.1%. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the 1999 Annual Report to Stockholders.

         As required by Statement of Financial Accounting Standards ("SFAS") 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of earnings. At June 30, 1999, the Bank had no securities which were classified as trading. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after tax basis, as a separate component of accumulated other comprehensive income in stockholders' equity. At June 30, 1999, $28.8 million of mortgage-backed securities and other investments were classified as available-for-sale. At June 30, 1999, mortgage-backed securities held-to-maturity totaled $28.6 million and had a fair value of $28.1 million.

         MORTGAGE-BACKED SECURITIES. The Bank invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand.

         At June 30, 1999, all securities in the Bank's mortgage-backed securities portfolio were directly insured or guaranteed by FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"), thereby providing the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they are collected. The Bank's mortgage-backed securities portfolio had a weighted average yield of 6.68% at June 30, 1999.

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

         INVESTMENT SECURITIES. Federal savings associations have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federal savings association is otherwise authorized to make directly. The Bank, from time to time, has used investment securities to supplement loan volume and to provide short- and intermediate-term assets for asset/liability management purposes. From time to time, the Bank has invested in high quality investment securities with various terms to maturity. At June 30, 1999, the Company had $3.3 million invested in preferred stocks and mutual funds. These equity investments are held in the Company's available-for-sale portfolio, and are carried at fair value, as shown in the table below. Certain of these equity investments currently have unrealized holding losses. The short term value fluctuations are monitored by management for other than temporary impairment. Also management views these investments with a longer time horizon for return on the Company's investment.

         The following table sets forth activity in the Company's mortgage-backed securities and investment portfolio for the periods indicated.

                                                                               FOR THE ELEVEN
                                                                                MONTHS ENDED
                                                FOR THE YEAR ENDED JUNE 30,       JUNE 30,
                                                  1999             1998             1997
                                             -----------     ---------------   ---------------
                                                            (In thousands)
Held-to-maturity:
 Amortized cost at beginning of period       $   46,729       $  47,376        $  44,133
 Purchases/sales, net                                 -          10,192           10,207
 Principal repayments                           (17,863)        (10,602)          (6,753)
 Premium and discount amortization, net            (299)           (237)            (211)
                                             ----------       ---------        ---------
 Amortized cost at end of period             $   28,567       $  46,729        $  47,376
                                             ----------       ---------        ---------

Available-for-sale
 Amortized cost at beginning of period       $   35,550       $  61,376        $  59,898
 Purchases/sales, net                            11,188          (7,440)          10,172
 Principal repayments                           (17,165)        (18,331)          (8,680)
 Premium and discount amortization, net             (78)            (55)             (14)
                                             ----------       ---------        ---------
 Amortized cost at end of period             $   29,495       $  35,550        $  61,376
                                             ----------       ---------        ---------
   Total mortgage-backed securities and
    investment portfolio                     $   58,062       $  82,279        $ 108,752
                                             ==========       =========        =========


         The following table sets forth certain information regarding the amortized cost and fair value of the Company's mortgage-backed securities and investments at the dates indicated.

                                                                  AT JUNE 30,
                                   -------------------------------------------------------------------------
                                             1999                    1998                      1997
                                   ----------------------   ----------------------  ------------------------
                                     AMORTIZED              AMORTIZED                AMORTIZED
                                       COST     FAIR VALUE    COST      FAIR VALUE      COST     FAIR VALUE
                                   -----------  ----------  ----------  ----------   ----------  -----------
                                                                (In thousands)
HELD-TO-MATURITY:
 FNMA                                $ 28,567    $ 28,055   $ 44,284    $ 44,087     $ 44,136    $ 43,283
 FHLMC                                      -           -      2,445       2,473        3,240       3,252
                                     --------    --------   --------    --------     ---------   --------
  Total held-to-maturity             $ 28,567    $ 28,055   $ 46,729    $ 46,560     $  47,376   $ 46,535
                                     --------    --------   --------    --------     ---------   --------
AVAILABLE-FOR-SALE:
 FNMA  $                             $ 23,344    $ 22,974   $ 22,576    $ 22,693     $ 41,173    $ 41,152
 FHLMC                                  2,480       2,473     10,369      10,342       19,187      19,067
 Mutual funds and preferred stock       3,671       3,320      2,605       2,569        1,016       1,087
                                     --------    --------   --------    --------     ---------   --------
  Total available-for-sale           $ 29,495    $ 28,767   $ 35,550    $ 35,604     $ 61,376    $ 61,306
                                     --------    --------   --------    --------     ---------   --------
 Total mortgage-backed securities
  and investment portfolio           $ 58,062    $ 56,822   $ 82,279    $ 82,164     $ 108,752   $107,841
                                     ========    ========   ========    ========     =========   ========


         The table below sets forth certain information regarding the amortized cost, fair value, weighted average yields and stated maturity of the Company's mortgage-backed securities and investment portfolio at June 30, 1999. No effect has been given to prepayments or amortization of loans. There were no mortgage-backed securities (exclusive of obligations of the U.S. Government and any federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at June 30, 1999.

                          (See table on following page)

                                                    AT JUNE 30, 1999
                                         --------------------------------------
                                                                     WEIGHTED
                                          AMORTIZED        FAIR       AVERAGE
                                             COST          VALUE      COUPON
                                         ----------      --------    ----------
                                                    (Dollars in thousands)
HELD-TO-MATURITY:
No stated maturity date                   $      -       $      -         - %
Due within 1 year                            2,890          2,827      6.43
Due after 1 year but within 5 years         15,046         14,654      6.39
Due after 5 years but within 10 years          136            134      7.00
Due after 10 years                          10,495         10,440      7.14
                                          --------       --------     -----
  Total held-to-maturity                  $ 28,567       $ 28,055      6.68 %
                                          --------       --------     -----

AVAILABLE-FOR-SALE:
No stated maturity date                   $  2,171       $  1,845      7.95 %
Due within 1 year                               51             51      7.00
Due after 1 year but within 5 years          8,465          8,302      6.80
Due after 5 years but within 10 years        8,127          8,039      6.52
Due after 10 years                          10,681         10,530      6.85
                                          --------       --------     -----
  Total available-for-sale                $ 29,495       $ 28,767      6.83 %
                                          --------       --------     -----

TOTAL:
No stated maturity date                   $  2,171       $  1,845      7.95 %
Due within 1 year                            2,941          2,878      6.44
Due after 1 year but within 5 years         23,511         22,956      6.54
Due after 5 years but within 10 years        8,263          8,173      6.53
Due after 10 years                          21,176         20,970      7.00
                                          --------       --------     -----
  Total mortgage-backed securities
  and investment portfolio                $ 58,062       $ 56,822      6.75 %
                                          ========       ========     =====


         REAL ESTATE INVESTMENT. The investment in real estate held for sale and development originally consisted of 158 single family detached home sites and a 15-acre commercial parcel in a Planned Unit Development named the Trails of Olympia Fields. At June 30, 1999, the Bank had nearly liquidated this investment through sales and only one five-acre commercial parcel with a book value of $262,000 remained unsold. This parcel was sold in July 1999 at an auction without reservation. The sale price, net of all selling cost was approximately $154,000, resulting in a loss of approximately $108,000. A loss accrual was recorded by the Company in the quarter ended June 30, 1999 for this amount. Through the sale of this property, the Company expects to benefit in future years from a reduction of operating expenses related to the property of approximately $40,000 annually and from the ability to invest the proceeds of the sale in income-earning assets.

         The Bank is currently the plaintiff in litigation brought against the Village of Olympia Fields, its trustees, The Home Owners Association of the Trails of Olympia Fields and individual members of its Home Owners Association for actions by these defendants that impeded the orderly development of the Trails of Olympia Fields.

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

         SAVINGS DEPOSITS. The Bank offers several types of savings programs to attract short term and long term savings deposits, including passbook, various NOW accounts, money market deposit accounts and a variety of fixed-rate, money market certificates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank's savings deposits are obtained predominantly from the areas near its office locations. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain savings deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain savings deposits. At June 30, 1999, the Bank had approximately $123.9 million outstanding in savings deposits.

         The ability to pay competitive rates on insured savings deposits has allowed the Bank to be more aggressive in obtaining funds and has given it more flexibility to minimize net deposit outflows. However, competitive interest rates have also resulted in a more volatile cost of funds.

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates on each category of savings deposits presented. Management does not believe that the use of year end balances instead of average monthly balances would result in any material difference in the information presented.

                                                                              AT JUNE 30,
                                    ----------------------------------------------------------------------------------------------
                                                  1999                            1998                            1997
                                    -----------------------------  -----------------------------  --------------------------------
                                              PERCENT    WEIGHTED             PERCENT   WEIGHTED              PERCENT    WEIGHTED
                                              OF TOTAL   AVERAGE              OF TOTAL  AVERAGE               OF TOTAL   AVERAGE
                                     AMOUNT   DEPOSITS     RATE     AMOUNT    DEPOSITS    RATE     AMOUNT     DEPOSITS    RATE
                                    -------   --------   --------  --------   --------  --------  --------    --------   ---------
                                                                          (Dollars in thousands)
Noninterest-bearing NOW accounts    $ 5,949      4.8%        -%     $5,847      4.7 %       -%      $4,582      3.7 %        -%
Interest-bearing NOW accounts        10,020      8.1      2.01       7,668      6.2      2.01        7,178      5.9       2.02
Money market demand accounts         10,865      8.8      2.82      11,797      9.5      3.31       12,281     10.0       3.12
Passbook accounts                    39,358     31.7      2.50      38,838     31.4      2.50       39,607     32.2       2.50
Certificates of deposit              57,725     46.6      4.86      59,685     48.2      5.37       59,333     48.2       5.34
                                    -------    -----     -----    --------     -----     ----     --------    -----      -----
  Total                             $123,917   100.0%     3.47%   $123,835    100.0 %    3.81%    $122,981    100.0%      3.81%
                                    ========   =====     =====    ========    =====      ====     ========    =====      =====




         The following table presents the savings deposit activity of the Bank for the periods indicated.

                                                   FOR THE YEAR ENDED JUNE 30,  FOR THE ELEVEN
                                                   ---------------------------   MONTHS ENDED
                                                      1999          1998        JUNE 30, 1997
                                                   ----------    ----------     -------------
                                                               (In thousands)
Deposits                                           $ 300,897     $ 263,421      $ 266,195
Withdrawals                                         (305,172)     (267,098)      (284,167)
                                                   ---------     ---------      ---------
Deposits in excess of (less than) withdrawals         (4,275)       (3,677)       (17,972)
Interest credited                                      4,357         4,531          3,776
                                                   ---------     ---------      ---------
  Total increase (decrease) in savings deposits    $      82     $     854      $ (14,196)
                                                   =========     =========      =========


         At June 30, 1999, the Bank had $7.0 million in certificate accounts with a balance of $100,000 or greater maturing as follows:

                                                           WEIGHTED
                                            AMOUNT       AVERAGE RATE
                                            ------       ------------
                                              (Dollars in thousands)
    MATURITY PERIOD
    ---------------
    Within three months                    $  2,462          4.47 %
    After three but within six months         1,186          4.85
    After six but within 12 months            2,665          5.01
    After 12 months                             666          4.98
                                           --------        ------
      Total                                $  6,979          4.79 %
                                           ========        ======


         The following table sets forth the amount of certificates of deposit outstanding at the dates indicated and the remaining period to maturity of the certificates of deposit outstanding at June 30, 1999.

                        PERIOD TO MATURITY AT JUNE 30, 1999
                        -----------------------------------
                                     ONE TO      MORE THAN                TOTAL AT JUNE 30,
                        LESS THAN     THREE        THREE TO               -----------------
INTEREST RATE RANGE     ONE YEAR      YEARS      FIVE YEARS        1999        1998          1997
-------------------     ---------    --------    ----------      ---------   ---------    ---------
                                                (In thousands)
4.00% and below         $    145     $      -     $      -       $    145    $    265     $    257
4.01% to 5.00%            26,103        4,826        1,069         31,998       9,868        2,014
5.01% to 6.00%            19,037        6,380          152         25,569      48,559       54,622
6.01% to 7.00%                13            -            -             13         993        2,440
                        --------     --------     --------       --------    --------     --------
  Total                 $ 45,298     $ 11,206     $  1,221       $ 57,725    $ 59,685     $ 59,333
                        ========     ========     ========       ========    ========     ========


         BORROWINGS. Although savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank has in the past relied upon advances from the FHLB of Chicago and, to a lesser extent, reverse repurchase agreements, to supplement its supply of funds and to meet deposit withdrawal requirements. The Bank may obtain advances from the FHLB of Chicago on the security of the capital stock of the FHLB of Chicago it owns and certain of its home mortgage loans and/or mortgage-backed and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Chicago prescribes acceptable uses to which the advances pursuant to each program may be used as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Bank's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time been used to meet the Bank's liquidity needs. At June 30, 1999, the Bank had $52.0 million in FHLB of Chicago borrowings. Certain advances are callable by the FHLB as follows: $9,000,000 in advances due in 2002 are callable quarterly beginning August 1998; $13,000,000 in advances due in 2008 are callable quarterly beginning June, 2001; $12,000,000 in advances due in 2008 have a one time call date of June 19, 2003. The Company also has the capability to borrow additional funds upon complying with the FHLB of Chicago's collateral requirements.

         The Bank at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were no securities sold under agreements to repurchase outstanding at or during the fiscal years 1999, 1998, and 1997.

         The following table sets forth certain information regarding borrowings at the dates and for the periods indicated:

                                                                            AT OR FOR          AT OR FOR
                                                                          THE YEAR ENDED       THE ELEVEN
                                                                             JUNE 30,         MONTHS ENDED
                                                                        -----------------       JUNE 30,
                                                                         1999        1998         1997
                                                                        --------   ---------  -----------
                                                                             (Dollars in thousands)
FHLB of Chicago advances:
   Maximum amount outstanding at any month-end during the period        $ 52,000   $ 53,000    $ 49,600
   Average daily balance outstanding                                      52,070     48,530      43,849
   Balance outstanding at end of period                                   52,000     53,000      49,600
   Weighted average daily interest rate during the period                   5.67%      6.61%       6.22%
   Weighted average interest rate at end of period                          5.59       5.59%       6.41%


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

PERSONNEL

         At June 30, 1999, the Bank employed 50 full time and 15 part time employees. At June 30, 1999, 45% of the Bank's full time employees had been with the Bank for more than ten years. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. The Bank seeks to compensate its personnel at a level competitive with its savings institution peers in order to retain highly qualified employees.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The following is a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For federal income tax purposes, the Company and the Bank file consolidated income tax returns. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

                  TAX BAD DEBT RESERVES. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to its loans, which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the 1996 Tax Act, the Bank is now required to recapture (take into income) over a multi-year period a portion of the balance of its bad debt reserve as of July 31, 1996 equal to $500,000, which will require the Bank to report an additional tax liability of $194,000. As of June 30, 1998, this liability had already been provided for and will not have an adverse impact on the Bank's financial condition or results of operations.

         DISTRIBUTIONS. To the extent that the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's "base year reserve," i.e., its reserves as of July 31, 1988 and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. The balance of the Bank's tax bad debt reserve as of July 31, 1988 was $3,685,478. The balance of the Bank's supplemental reserve for losses was $2,463,159. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

STATE AND LOCAL TAXATION

         The Bank may file a combined Illinois income tax return with the Company. For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.3% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois Taxable Income of the Bank. As of June 30, 1999, the Bank has approximately $5.7 million of Illinois' net loss deduction carry forward that can be utilized to reduce Illinois taxable income.

         As an Illinois holding company, the Company will pay an annual franchise tax to the State of Illinois.

         The Company files a combined Illinois income tax return with the Bank. The Company will be taxed at an effective rate equal to 7.3% of Illinois taxable income as defined above.

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

         LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At June 30, 1999, the Bank's regulatory limit on loans to one borrower was $4.0 million. At June 30, 1999, the Bank's largest aggregate amount of loans to one borrower was $414,000, and the second largest borrower had an aggregate balance of $395,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

         QTL TEST. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, education loans, and credit card loans. At June 30, 1999, the Bank maintained 99% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

         At June 30, 1999, the Bank met each of its capital requirements.

         The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 1999.

                                                      BANK CAPITAL
                                    BANK               REQUIREMENTS          BANK EXCESS
                            -------------------     -----------------   --------------------
                             AMOUNT     PERCENT     AMOUNT    PERCENT   AMOUNT     PERCENT
                             ------     -------     ------    -------   ------     -------
                                                  (Dollars in thousands)
Tangible capital.........   $ 26,798     12.78%    $ 3,145     1.50%    $ 23,653    11.28%
Core capital.............     26,798     12.78       6,290     3.00       20,508     9.78
Risk-based capital.......     27,098     30.49       7,110     8.00       19,988    22.49

         A reconciliation between the Bank's regulatory capital and GAAP capital at June 30, 1999 is presented below.

                                               TANGIBLE      CORE    RISK-BASED
                                                CAPITAL     CAPITAL    CAPITAL
                                                -------     -------    -------
                                                        (In thousands)
GAAP capital...............................    $ 26,577    $ 26,577    $ 26,577
Unrealized loss on mortgage-back securities
  available-for-sale, net of tax...........         221         221         221
Allowance for loan losses..................           -           -         300
                                               --------     -------     -------
Regulatory capital.........................    $ 26,798    $ 26,798    $ 27,098
                                               ========    ========    ========


         LIMITATION ON CAPITAL DISTRIBUTIONS. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. Under the amendments adopted by the OTS, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described below. See "--Prompt Corrective Regulatory Action".

         LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 1999, was 49.8%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The OTS has adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The new regulations will base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for others loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the new regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment. Management believes that any change in its rate of OTS assessments under the amended regulations will not be material.

         BRANCHING. Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that either satisfies the "QTL" test for a qualified thrift lender or qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See "QTL Test". The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

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

         The CRA regulations establish an assessment system that bases an associations rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMELS financial institutions rating system). A savings association that has a total risk based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMELS financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk based capital of less than 6.0% or a Tier 1 risk based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. At June 30, 1999, the Bank met the criteria for being considered "well-capitalized".

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

         In addition, the 1996 Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the first, second, third and fourth quarters of fiscal 1999 were 0.0622%, 0.0610%, 0.0582% and 0.0610%, respectively.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Chicago, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Chicago at June 30, 1999, of $2.6 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Chicago capital stock in amounts equal to $190,000, $171,000, and $138,000 respectively during the fiscal year ended June 30, 1999, 1998 and the eleven months ended June 30, 1997. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

         FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $46.5 million. The amount of aggregate transaction accounts in excess of $46.5 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.9 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

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

                                                                       NET BOOK
                                               DATE         LEASE      VALUE AT
                                LEASED OR    LEASED OR   EXPIRATION     JUNE 30,
                                  OWNED       ACQUIRED       DATE        1999
                                ---------    ---------   ----------    ---------
                                                  (In thousands)
Main Office:
  Old McHenry Road
  Long Grove, Illinois 60047      Owned         1980         -----      $3,561

Branches:
  1601 North Milwaukee Avenue
  Chicago, Illinois  60647        Owned         1941         -----         341

  8301 West Lawrence
  Norridge Illinois  60656        (1)           1976         4/2006(2)      19
_______________________________
(1) Land leased, building owned by the Bank.
(2) The Bank has two five-year renewal options.

ITEM  3. LEGAL PROCEEDINGS

         In the ordinary course of its operations, the Bank is a party to routine litigation involving claims incidental to the savings bank business. Management believes that no current litigation poses a substantial likelihood of potential loss or exposure, which would have a material adverse effect on the financial position of the Bank.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to the inside back cover of the Company's 1999 Annual Report to Shareholders under the caption "Stockholder Information" which section is included in Exhibit 13.1 to this Report.

ITEM 6.  SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                              At or for the
                                                         At or for the year   eleven months     At or for the year
                                                            Ended June 30,    Ended June 30,      Ended July 31,
                                                       ---------------------  --------------  ----------------------
                                                        1999          1998         1997         1996(1)      1995(1)
                                                       --------     --------  --------------  ----------  -----------
SELECTED FINANCIAL CONDITION DATA:
 Total assets                                          $215,493     $220,604    $ 214,896     $194,624     $ 200,251
 Loans receivable (net)                                 138,517      115,472       93,624       79,144        70,984
 Allowance for loan losses                                  300          300          300          300           166
 Mortgage-backed securities                              54,014       79,764      107,595      102,411       111,283
 Savings deposits                                       123,917      123,835      122,981      137,177       148,350
 Borrowed funds                                          52,000       53,000       49,600       39,900        32,300
 Stockholders' equity                                    34,722       38,094       36,977       13,579        14,423

SELECTED OPERATING DATA:
 Net interest income before provision for loan losses     6,370        6,442        5,346        4,704         5,341
 Net income                                                 818        1,180          220          226           982
 Net income excluding special SAIF assessment, net
     of tax                                                 818        1,180          837          226           982

SELECTED FINANCIAL RATIOS:
 Bank Capital ratios:
     Tangible                                             12.78%       12.30%      12.13%          7.35%        7.05%
     Core                                                 12.78        12.30        12.13          7.35         7.05
     Risk-based                                           30.49        31.76        34.03         21.59        21.28
 Return on average assets                                  0.38         0.55         0.11          0.11         0.51
 Return on average assets excluding special SAIF
     assessment, net of tax                                0.38         0.55         0.41          0.11         0.51
 Return on average stockholders' equity                    2.26         3.12         0.82          1.58         6.98
 Return on average stockholders' equity excluding
     special SAIF assessment, net of tax                   2.26         3.12         3.13          1.58         6.98
 Consolidated equity to assets at end of period           16.11        17.27        17.21          6.98         7.20
 Noninterest expense to average assets                     2.47         2.47         2.59          2.36         2.45
 Noninterest expense to average assets excluding
     special SAIF assessment                               2.47         2.47         2.13          2.36         2.45
 Non-performing assets as a percent of total assets        0.09         0.16         0.09          0.06         0.18
  Allowance for loan losses as a percent of total loans    0.22         0.26         0.32          0.38         0.23
  Allowance for loan losses as a percent of
      non-performing loans                               155.44        87.72       150.75        254.24        86.01

PER SHARE DATA:
 Basic earnings per share                              $   0.37 $      0.50   $      0.27          N/A            N/A
 Diluted earnings per share                                0.37        0.49          0.27          N/A            N/A
 Book value per share                                     15.29       15.16         14.72          N/A            N/A

STOCK QUOTE:
 High(2)                                               $ 18.500     $ 23.938     $ 16.125          N/A            N/A
 Low(2)                                                  12.125       16.000       12.313          N/A            N/A
 At June 30                                              15.000       18.000       16.125          N/A            N/A

______________________________________________________
(1) Fairfield Savings Bank, F.S.B. only.
(2) Quotes for 1997 include the period from December 19, 1996 to June 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to pages 5 through 24 of the Company's 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which section is included in
Exhibit 13.1 to this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to pages 7 through 9 of the Company's 1999 Annual Report to Stockholders under the caption "Quantitative and Qualitative Disclosures About Market Risk," which section is included in Exhibit 13.1 to this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to pages 25 through 58 of the Company's 1999 Annual Report to Stockholders under the captions "Independent Auditor's Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which sections are included in Exhibit 13.1 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information included on pages 7, 8 and 19 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Director," "Nominee for Election as Director," "Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

         The following information included on pages 10 through 19, of the Proxy Statement is incorporated herein by reference: "Management Salary Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Performance Graph," "Directors' Compensation," "Executive Compensation," "Employment Agreements," and "Benefits."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information included on page 19 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers - Transactions with Certain Related Persons."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listed below are all financial statements and exhibits filed as part of this report:
     a.    Financial Statements, Schedules, and Exhibits
     (1)   The consolidated balance sheets of Big Foot Financial Corp.
           and subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998 and the eleven-month period ended June 30, 1997 together with the related notes and the independent auditors' report of KPMG
           LLP, independent certified public accountants.
     (2)   Schedules omitted as they are not applicable.
     (3)   See Exhibit Index on following page.
     b.    Reports on Form 8-K - None.

EXHIBIT NO.                      DESCRIPTION

     3.1        Articles of Incorporation of Big Foot Financial Corp.*

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

     10.7 Form of Employee Retention Agreement between Big Foot Financial Corp., Fairfield Savings Bank, F.S.B. and certain employees.**

     10.8 Lease Agreement of Fairfield Savings Bank, F.S.B. for Norridge Branch Office, dated April 29, 1976.*

     10.9 Amended and Restated Severance Pay Plan of Fairfield Savings Bank, F.S.B., Adopted on September 17, 1996, Effective on December 19, 1996.**

    10.10(a) Fairfield Savings Bank Profit Sharing and Savings Plan (as amended and restated effective August 1, 1989).*

    10.10(b) Amendments No.1 (dated September 21, 1993), No. 2 (dated July 19, 1994) and No. 3 (dated November 18, 1996) to the Fairfield Savings Bank Profit Sharing and Savings Plan.**

    10.11(a)    Big Foot Financial Corp. 1997 Stock Option Plan ***

    10.11(b) Amendment No. 1 to the Big Foot Financial Corp. 1997 Stock Option Plan

    10.12(a)    Big Foot Financial Corp. 1997 Recognition and Retention Plan****

    10.12(b) Amendment No. 1 to the Big Foot Financial Corp.1997 Recognition and Retention Plan

    13.1        Portions of Big Foot Financial Corp. 1999 Annual Report to
                Stockholders.

    21.1        Subsidiaries of the Registrant*

    23.1        Consent of KPMG LLP

    27.1 Financial Data Schedule (Submitted only with filing in electronic format).

    99.1 Proxy Statement for 1999 Annual Meeting of Stockholders of Big Foot Financial Corp. (previously filed with the Securities and Exchange Commission on September 20, 1999.

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

**** Incorporated herein by reference to the Schedule 14A filed with the Securities and Exchange Commission on November 14, 1997.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 21, 1999.

         Big Foot Financial Corp.

         By:  /s/    George M. Briody
            -------------------------
         George M. Briody
         President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      NAME                           TITLE                              DATE
         /s/ George M. Briody
         --------------------------------     President, Director              September 21, 1999
         George M. Briody                     (Principal Executive Officer)


         /s/ F. Gregory Opelka
         --------------------------------     Executive Vice President,        September 21, 1999
         F. Gregory Opelka                    Director


         /s/ Timothy L. Mccue
         --------------------------------     Senior Vice President,           September 21, 1999
         Timothy L. McCue                     Chief Financial Officer


         /s/ Michael J. Cahill
         --------------------------------     Vice President, Controller       September 21, 1999
         Michael J. Cahill


         /s/ Stephen E. Nelson
         --------------------------------     Director                         September 21, 1999
         Stephen E. Nelson


         /s/ Eugene W. Pilawski
         --------------------------------     Director                         September 21, 1999
         Eugene W. Pilawski


         /s/ Joseph J. Nimrod
         --------------------------------     Director                         September 21, 1999
         Joseph J. Nimrod


         /s/ Walter E. Powers, M.D.
         --------------------------------     Director                         September 21, 1999
         Walter E. Powers, M.D.