Form 10-Q
period 1999-09-30
BIG FOOT FINANCIAL CORP
filed 1999-11-12
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-21491

                            Big Foot Financial Corp.
             (Exact name of registrant as specified in its charter)

          ILLINOIS                                     36-410848-0
------------------------------                       --------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                       (Identification No.)


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

          Yes  X                                                 No
             -----                                                 -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                                                     OUTSTANDING AT
             CLASS                                  NOVEMBER 8, 1999
             -----                                  ----------------
     Common Stock, Par Value $.01                       2,154,369


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

           Consolidated Statements of Financial Condition (Unaudited)
           September 30, 1999 and June 30, 1999..........................................      Page 3

           Consolidated Statements of Earnings (Unaudited) - Three months
           ended September 30, 1999 and 1998.............................................      Page 4

           Consolidated Statements of Cash Flows (Unaudited) - Three months
           ended September 30, 1999 and 1998.............................................      Page 5

           Notes to Unaudited Consolidated Financial Statements..........................      Page 6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................................      Page 8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................      Page 17


                                            PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.............................................................      Page 17

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................      Page 17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...............................................      Page 17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................      Page 17

ITEM 5.    OTHER INFORMATION.............................................................      Page 18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................................      Page 18

           SIGNATURES

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                        (In thousands, except share data)
                                                                                       SEPTEMBER 30,      JUNE 30,
                                          ASSETS                                           1999             1999
                                                                                       -------------     ----------
Cash and due from banks  ...........................................................     $   3,090       $  3,126
Interest-earning deposits...........................................................         1,227          7,501
Mortgage-backed securities held-to-maturity, at amortized cost
 (fair value of $24,613 at September 30, 1999 and $28,055 at June 30, 1999).........        25,239         28,567
Mortgage-backed securities available-for-sale, at fair value........................        23,262         25,447
Investment in mutual funds and preferred stock, at fair value.......................         3,093          3,320
Loans receivable, net...............................................................       144,406        138,517
Accrued interest receivable.........................................................           962            979
Stock in Federal Home Loan Bank of Chicago, at cost.................................         2,600          2,600
Investment in real estate held for sale and development, net........................             -            154
Office properties and equipment, net................................................         4,765          4,820
Prepaid expenses and other assets...................................................           450            462
                                                                                         ---------      ---------
Total assets........................................................................      $209,094       $215,493
                                                                                         =========      =========

                                       LIABILITIES
Noninterest-bearing NOW accounts....................................................     $   5,896       $  5,949
Interest-bearing NOW accounts.......................................................         7,912         10,020
Money market demand accounts........................................................        10,578         10,865
Passbook accounts...................................................................        38,090         39,358
Certificates of deposit.............................................................        56,475         57,725
                                                                                         ---------      ---------
Total savings deposits..............................................................       118,951        123,917

Borrowed money......................................................................        51,000         52,000
Advance payments by borrowers for taxes and insurance...............................         2,168          1,866
Accrued interest payable and other liabilities......................................         2,915          2,988
                                                                                         ---------      ---------
Total liabilities...................................................................       175,034        180,771
                                                                                         ---------      ---------

                                   STOCKHOLDERS' EQUITY

Preferred Stock, $.01 par value, 2,000,000 shares authorized; none issued...........             -              -
Common Stock, $.01 par value, 8,000,000 shares authorized; 2,512,750 shares issued..            25             25
Treasury stock, at cost (286,301 shares at September 30, 1999 and 241,801
     shares at June 30, 1999).......................................................        (3,869)        (3,259)
Additional paid-in capital..........................................................        24,483         24,463
Retained earnings-substantially restricted..........................................        16,935         16,866
Common stock acquired by the ESOP...................................................        (1,508)        (1,508)
Common stock acquired by Recognition and Retention Plan.............................        (1,290)        (1,385)
Accumulated other comprehensive income (loss).......................................          (716)          (480)
                                                                                         ---------      ---------
Total stockholders' equity..........................................................        34,060         34,722
                                                                                         ---------      ---------
Total liabilities and stockholders' equity..........................................     $ 209,094       $215,493
                                                                                         =========      =========


     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                      FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      -------------------------
                                                           1999         1998
                                                      ------------  -----------
                        INTEREST INCOME
Mortgage-backed securities held-to-maturity.............   $  364       $  640
Mortgage-backed securities available-for-sale...........      380          473
Mutual funds and preferred stock........................       54           43
Loans receivable........................................    2,464        2,191
Interest-earning deposits...............................       74          158
FHLB of Chicago stock...................................       42           57
                                                           ------        -----
Total interest income...................................    3,378        3,562
                                                           ------        -----

                        INTEREST EXPENSE
Savings deposits........................................    1,083        1,203
Borrowed money..........................................      729          747
                                                           ------        -----
Total interest expense..................................    1,812        1,950
                                                           ------        -----

Net interest income before provision for loan losses....    1,566        1,612
Provision for loan losses...............................        -            -
                                                           ------        -----
Net interest income after provision for loan losses.....    1,566        1,612
                                                           ------        -----

                       NONINTEREST INCOME
Service fees............................................       70           61
Other...................................................       10            8
                                                           ------        -----
Total noninterest income................................       80           69
                                                           ------        -----

                      NONINTEREST EXPENSE
Compensation and benefits...............................      747          727
Office occupancy........................................      289          267
Federal deposit insurance premiums......................       18           19
Real estate held for sale and development...............        8           12
Professional services...................................      119           72
Other...................................................      178          188
                                                           ------        -----
Total noninterest expense...............................    1,359        1,285
                                                           ------        -----

Income before income taxes..............................      287          396
Income tax expense......................................      106          145
                                                           ------        -----
                           NET INCOME                      $  181        $ 251
                                                           ======        =====

--------------------------------------------------------------------------------
Earnings per share:
   Basic................................................   $ 0.09        $ 0.11
   Diluted..............................................     0.09          0.11

     (See accompanying notes to unaudited consolidated financial statements)

                              BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                          (In thousands)
                                                                                               FOR THE
                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       -------------------------
                                                                                          1999           1998
                                                                                       ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................................    $    181         $   251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization......................................................         119             104
Market adjustment for committed ESOP shares........................................          20              22
Amortization of award of RRP shares................................................          95              97
Net amortization of deferred loan fees.............................................         (15)            (43)
Net amortization of discounts and premiums.........................................          90              89
(Increase) decrease in accrued interest receivable.................................          17             (59)
(Increase) decrease in prepaid expenses and other assets...........................          12             (42)
Increase (decrease) in accrued interest payable and other liabilities, net.........          48            (126)
                                                                                       --------         -------
Net cash provided by operating activities..........................................         567             293
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable....................................................     (11,333)         (8,537)
Principal repayment of loans receivable............................................       5,459           4,444
Principal repayments on mortgage-back securities held-to-maturity..................       3,260           4,642
Principal repayments on mortgage-back securities available-for-sale................       2,033           5,069
Purchase of investment securities available-for-sale...............................           -          (1,001)
Proceeds from sale of real estate held for development.............................         154               -
Purchase of office properties and equipment........................................         (64)           (300)
                                                                                       --------         -------
Net cash provided by (used in) investing activities................................        (491)          4,317
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in savings deposits........................................      (4,966)            930
Net decrease in borrowed money.....................................................      (1,000)         (1,000)
Increase in advance payments by borrowers for taxes and insurance..................         302             220
Payment of cash dividend...........................................................        (112)              -
Purchase of treasury stock.........................................................        (610)           (324)
Purchase of RRP shares.............................................................           -          (1,013)
                                                                                       --------         -------
Net cash used in financing activities..............................................      (6,386)         (1,187)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cashequivalents................................      (6,310)          3,423
Cash and cash equivalents at the beginning of period...............................      10,627          13,146
                                                                                       --------         -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD.................................    $  4,317        $ 16,569
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
            Interest ..............................................................       1,837           1,955
            Income taxes ..........................................................          20             210

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of September 30, 1999 and June 30, 1999 and for the three month periods ended September 30, 1999 and 1998. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1999, and the notes thereto included in the Company's Annual Report.

     The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)  EARNINGS PER SHARE

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

                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1999           1998
                                                     -----------   -------------
  BASIC:
  Net income.......................................  $  181,000     $  251,000
  Weighted average shares outstanding..............   2,112,517      2,317,233
  Basic earnings per share.........................        0.09           0.11

  DILUTED:
  Net income.......................................  $  181,000     $  251,000
  Weighted average shares outstanding..............   2,112,517      2,317,233
  Effect of dilutive stock options outstanding.....         809          2,646
  Diluted weighted average shares outstanding......   2,113,326      2,319,879
  Diluted earnings per share.......................        0.09           0.11


(3)  COMPREHENSIVE INCOME

     The Company's comprehensive income for the three month periods ended September 30, 1999 and 1998 is as follows:

                                                                        THREE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                         1999           1998
                                                                     -----------     ----------
Net income........................................................   $ 181,000       $ 251,000
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during the period....    (236,000)         18,000
                                                                     ----------      ---------
Comprehensive income (loss).......................................   $ (55,000)      $ 269,000
                                                                     ==========      =========


(4)  DIVIDEND DECLARATION

     On August 17, 1999, the Board of Directors declared a quarterly dividend of $.05 per share, payable on September 15, 1999 to stockholders of record on August 31, 1999.

(5)  STOCK REPURCHASE PROGRAM

     The OTS provided its non-objection to the Company's three stock repurchase programs that were adopted by the Board of Directors. The shares of common stock available for repurchase under the repurchase programs amounts to approximately 14.26% of the total shares issued by the Company in the initial public offering. The Company intends to repurchase shares in open market transactions. At September 30, 1999, 286,301 shares had been repurchased at an average cost of $13.51 per share. As of November 8, 1999, the three repurchase programs have been completed at an average cost of $13.50 per share. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.


                                     ITEM 2
                                     ------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; depositor and borrower preferences; and the factors described under "Year 2000."

GENERAL

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

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)
                                                                               SEPTEMBER 30,      JUNE 30,
                                                                                   1999             1999
                                                                               -------------     -----------
SELECTED FINANCIAL CONDITION DATA:
     Total assets.............................................................    $209,094        $215,493
     Loans receivable (net)...................................................     144,406         138,517
     Allowance for loan losses................................................         300             300
     Mortgage-backed securities..............................................       48,501          54,014
     Savings deposits.........................................................     118,951         123,917
     Borrowed funds...........................................................      51,000          52,000
     Stockholders' equity.....................................................      34,060          34,722

                                                                                      AT OR FOR THE
                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    1999             1998
                                                                               -------------     -----------
SELECTED OPERATING DATA:
     Net interest income before provision for loan losses.....................    $  1,566        $  1,612
     Net income...............................................................         181             251

SELECTED FINANCIAL RATIOS:
     Bank Capital ratios:
          Tangible............................................................       13.25 %         12.39 %
          Core................................................................       13.25           12.39
          Risked-based........................................................       30.52           31.53
     Return on average assets(1)..............................................        0.34            0.46
     Return on average stockholders' equity(1)............................            2.09            2.67
     Consolidated equity to assets at end of period........................          16.29           16.86
     Noninterest expense to average assets(1)..............................           2.55            2.34
     Non-performing assets as a percent of total assets....................           0.12            0.06
     Allowance for loan losses as a percent of total loans................            0.21            0.25
     Allowance  for  loan  losses  as  a  percent  of  non-performing loans...      121.95          214.28

PER SHARE DATA:
     Basic earnings per share.................................................    $   0.09        $   0.11
     Diluted earnings per share...............................................        0.09            0.11
     Book value per share.....................................................       15.30           14.89
     Cash dividend per share................................................          0.05               -

STOCK QUOTES:
     High.....................................................................    $ 15.063        $ 18.500
     Low......................................................................      13.125          12.750
     At September 30..........................................................      13.625          14.750

________________________________________________________________________
     (1) Three months results have been annualized.

    COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND JUNE 30, 1999

     Total assets decreased $6.4 million from $215.5 million at June 30, 1999 to $209.1 million at September 30, 1999. The components of the Company's asset base also changed from June 30, 1999 to September 30, 1999. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $5.5 million from $54.0 million at June 30, 1999 to $48.5 million at September 30, 1999. This decrease is primarily due to the receipt of $5.3 million principal repayments during the three month period. An increase of $5.9 million in loans receivable was the result of loan originations of $11.3 million which exceeded the $5.4 million of loan repayments. Interest earning deposits decreased $4.9 million from $118.0 million at June 30, 1999 to $113.1 million at September 30, 1999. Short-term overnight investments funded the savings outflows.

     Investments in mutual funds and preferred stock are recorded on the balance sheet at fair value and were $3.1 million and $3.3 million at September 30, 1999 and June 30, 1999, respectively. The net unrealized loss in this portfolio is included as a component of accumulated other comprehensive income (loss).

     The allowance for loan losses at September 30, 1999 and June 30, 1999 was $300,000. Management believes that the allowance for loan losses is adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.21% and 0.26% at September 30, 1999 and June 30, 1999, respectively. At September 30, 1999 and June 30, 1999, the ratio of the allowance for loan losses to non-performing loans was 121.95% and 155.44%, respectively. The Bank had three non-performing loans totaling approximately $246,000 at September 30, 1999 and three non-performing loans totaling approximately $193,000 at June 30, 1999. There were no loan chargeoffs during the three month periods ended September 30, 1999 and 1998.

     Savings deposits decreased $4.9 million from June 30, 1999 to September 30, 1999; during this time, borrowed funds decreased by $1.0 million. Interest bearing NOW accounts declined $2.1 million primarily due to withdrawals from government entity deposits, whose balances fluctuate during the year. Passbook savings were $38.1 million at September 30, 1999 compared to $39.4 million at June 30, 1999. Certificate of deposit accounts declined $1.2 million to $56.5 million at September 30, 1999 from June 30, 1999. Some maturing CD's were withdrawn from the Bank during the quarter.

     Stockholders' equity at September 30, 1999 was $34.1 million or $662,000 less than at June 30, 1999. This decline is due primarily to the Company's stock repurchase program under which the Company acquired 44,500 shares of the Company's common stock at a cost of $610,000 during the quarter ended September 30, 1999. These shares are held as treasury stock. The Company also paid its first cash dividend on its common stock of five cents ($0.05) per share on September 15, 1999.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998

     GENERAL. For the three months ended September 30, 1999, net income was $181,000 or $0.09 per basic and diluted share, compared to net income of $251,000 or $0.11 per basic and diluted share for the three months ended September 30, 1998.

     INTEREST INCOME. Interest income was $3.4 million and $3.6 million for the three months ended September 30, 1999 and 1998, respectively. The average balance of interest-earning assets decreased $6.0 million from $210.4 million for the three months ended September 30, 1998 to $204.4 million for the three months ended September 30, 1999. The average yield on the Bank's interest-earning assets decreased 16 basis point from 6.77% for the three months ended September 30, 1998 to 6.61% for the three months ended September 30, 1999.

     INTEREST EXPENSE. Interest expense decreased $138,000 to $1.8 million for the three months ended September 30, 1999, as compared to the same period in 1998. The average rate paid on interest-bearing liabilities decreased 24 basis points from 4.53% for the three months ended September 30, 1998 to 4.29% for the three months ended September 30, 1999. The average balance of interest-bearing liabilities decreased $3.0 million to $167.8 million for the three months ended September 30, 1999 from $170.8 million for the three months ended September 30, 1998. The decrease in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit at lower rates.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.6 million for the three months ended September 30, 1999 and 1998. The average interest rate spread increased eight basis points from 2.24% for the three months ended September 30, 1998 to 2.32% for the comparable period in 1999. Net interest margin declined one basis point and was 3.09% for the three months ended September 30, 1999.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended September 30, 1999 or for the comparable period in 1998.

     NONINTEREST INCOME. Noninterest income was $80,000 for the three months ended September 30, 1999, compared to $69,000 for the three months ended September 30, 1998. The difference was primarily due to an increase in ATM/Debit card service fee income in the current quarter.

     NONINTEREST EXPENSE. Noninterest expense increased $74,000 from $1.3 million for the three months ended September 30, 1998 to $1.4 million for the comparable period in 1999. Compensation expense increased $20,000 over the similar period last year primarily due to normal salary increases. Office occupancy expense was $289,000 for the three months ended September 30, 1999, compared to $267,000 for the same period in 1998. This increase was primarily due to furniture and fixture depreciation expense, resulting from the purchase of new ATMs and in-house data processing equipment which were placed into service in the second half of fiscal year 1999.

Professional services expense was $119,000 for the first quarter of 1999, an increase of $47,000, primarily due to legal fees in a suit to recover damages in a real estate development known as The Trails of Olympia Fields. Other noninterest expense was $178,000 for the three months ended September 30, 1999, compared to $188,000 for the comparable period in 1998. The decrease was due to expenses incurred in fiscal year 1999 for Year 2000 preparations.

     INCOME TAX EXPENSE. Income tax expense decreased $39,000 from $145,000 for the three months ended September 30, 1998 to $106,000 for the three months ended September 30, 1999. This decrease was due to the decrease of $109,000 in pre-tax income. The effective tax rate was 36.9% and 36.6% for the three month periods ended September 30, 1999 and 1998, respectively.

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

     The OTS, the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies, has published substantive guidance on the Year 2000 Problem and has included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special bank examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

     In order to address the Year 2000 issue and to minimize its potential adverse impact, management implemented a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers and employees of the Company was formed to evaluate the effects that the upcoming Year 2000 could have on the Bank and its operations. The Company's plan is divided into five phases: (1) Awareness Phase
- define the problem, obtain executive level support, develop an overall strategy. This phase was completed in September 1997; (2) Assessment Phase identify all systems and criticality. This phase was completed in December 1997;
(3) Renovation Phase - program enhancements, hardware and software upgrades, system replacements, and vendor certifications. This phase was completed in September 1998; (4) Validation Phase - test and verify system changes and coordinate with outside parties. This phase was completed during the quarter ended June 30, 1999; and (5) Implementation Phase - components certified as Year 2000 compliant and moved to production. This phase was completed during the quarter ended June 30, 1999.

     Third party vendors provide the majority of software used by the Company. The Company has provided notice to its vendors concerning the Year 2000 situation. The Company's software vendors have provided upgraded or replacement software which is stated to be Year 2000 compliant. This has enabled the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium. The Company also utilizes the service of a third party vendor to provide the software which is used to process and maintain most customer-related accounts. This vendor has provided the Company with a software version which has been stated to be Year 2000 compliant. Testing by the Company to verify compliance for its applications and usage was completed in October, 1998. The critical application software and hardware for the Company's in-house computer system has been tested both by the respective service providers and internally, and has been stated by the respective vendors to be Year 2000 compliant. The Company presently believes that due to the modifications to existing software and conversions to new software, the Year 2000 problem, as it relates to systems and other operations utilized by the Company, will be negotiated without causing a material adverse impact on the operations of the Company. However, even with these modifications and conversions the Year 2000 Problem could have an adverse impact on the operations of the Company. Thus, the Company has also developed, and the Board of Directors has approved, a Remediation Contingency Plan to mitigate risks associated with the failure to successfully complete renovation, validation or implementation of any applications. After an application is implemented, the Company is allowed to drop the application from the Remediation Contingency Plan. A second contingency plan, the Business Resumption Contingency Plan, is to mitigate the risks associated with the failure of applications at critical dates. The Business Resumption Contingency Plan has been developed, and the Board of Directors has approved such plan. The Company will continue to closely monitor the progress of its Year 2000 compliance plan.

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

     Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company and the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Problem, and are based on presently available information. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Total direct costs incurred to date are approximately $33,000. The Company currently estimates that the direct costs should not exceed $50,000 and does not believe that such costs will have a material effect on the results of operations.

     The costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     There has been limited litigation filed against corporations regarding the Year 2000 Problem and such corporations' compliance efforts, and the law in this area will likely continue to develop well into the new millennium. Should the Company experience a Year 2000 failure, exposure of the Company could be significant and material, unless there is legislative action to limit such liability. Legislation has been introduced in several jurisdictions regarding the Year 2000 Problem. However, no assurance can be given that legislation will be enacted in jurisdictions where the Company does business that will have the effect of limiting any potential liability.

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

     The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposits accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. At September 30, 1999, the Bank's liquidity ratio was 38.9%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The primary investing activities of the Bank during the three months ended September 30, 1999 were the origination of mortgage and other loans.

     See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the three months ended September 30, 1999 and 1998.

     At September 30, 1999, the Bank had outstanding loan origination commitments of $2.7 million and unused lines of consumer credit of $394,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1999 totaled $43.3 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

     At September 30, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $27.0 million, or 13.25% of total adjusted assets, which is above the required level of $3.1 million or 1.5%; core capital of $27.0 million, or 13.25% of total adjusted assets, which is above the required level of $6.1 million or 3.0%; and total risk-based capital of $27.3 million, or 30.52% of risk-weighted assets, which is above the required level of $7.1 million, or 8.0%.

                       IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts. Under the standard, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The gain or loss due to changes in fair value is recognized in earnings or as other comprehensive income in the statement of stockholders' equity, depending on the type of instrument and whether or not it is considered a hedge. Statement No. 133 was to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of Statement No. 133." This statement defers the adoption of Statement 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact Statement 133 may have on its future financial condition or its results of operations.


                      FINANCIAL SERVICES MODERNIZATION BILL

     The U.S. Congress recently passed legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers. The legislation is being forwarded to the President for his approval. Generally, the legislation would (i) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provide a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broaden the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provide an enhanced framework for protecting the privacy of consumers' information, (v) adopt a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (vi) modify the laws governing the implementation of the Community Reinvestment Act and (vii) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of securities and insurance activities conducted in a financial holding company.

     In particular, the pending legislation would restrict certain of the powers that unitary savings and loan holding companies currently have. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999 (such as the Company) would retain their authority under current law. All other savings and loan holding companies would be limited to financially related activities permissible for bank holding companies, as defined under the new law. The proposed legislation would also prohibit non-financial companies from acquiring savings and loan holding companies.

     Bank holding companies would be permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

     We do not believe that the proposed legislation, as publicly reported, would have a material adverse effect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There has been no material change in market risk since that disclosed in
Item 7A of the Company's Form 10-K for the year ended June 30, 1999.


                                     PART II
                                OTHER INFORMATION

ITEM 1.   Legal Proceedings
          None

ITEM 2.   Changes in Securities and Use of Proceeds
          None

ITEM 3.   Defaults upon Senior Securities
          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders ("Meeting") on October 19, 1999. On September 3, 1999, the record date, there were 2,255,949 shares of common stock issued and outstanding. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to the shareholders and the tabulation of votes for each proposal are as follows:

          1. Election of one candidate to the Board of Directors, to serve for a term of three years.

          The number of votes cast with respect to this matter was as follows:

               Nominee                 For        Withheld      Broker Non-votes
               -------                 ---        --------      ----------------
               Stephen E. Nelson     1,907,351      88,004             -0-

          2. Ratification of the appointment of KPMG LLP as independent public accountants for the fiscal year ending June 30, 2000.

          The number of votes cast with respect to this matter was as follows:

                 For                 Against      Abstain       Broker Non-Votes
                 ---                 -------      -------       ----------------
              1,985,315               5,464         4,576             -0-

ITEM 5.   Other Information
          None

ITEM 6.   Exhibits and Reports on Form 8-K
          (a) Exhibit 27 - Financial Data Schedule*
          (b) Reports on Form 8-K
                       None

          * Submitted only with filing in electronic format.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BIG FOOT FINANCIAL CORP.
                                                     (Registrant)




                                              By:  /s/Timothy L. McCue
                                                 -------------------------------
                                                         Timothy L. McCue
                                                 Senior Vice President and Chief
                                                          Financial  Officer
November 11, 1999