Form 10-Q
period 1999-12-31
BIG FOOT FINANCIAL CORP
filed 2000-02-14
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                   (Mark One)

           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-21491

                            Big Foot Financial Corp.
             (Exact name of registrant as specified in its charter)

              ILLINOIS                                       36-410848-0
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

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

                                                         OUTSTANDING AT
             CLASS                                     FEBRUARY 10, 2000
             -----                                     -----------------
   Common Stock, Par Value $.01                            2,047,909

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

          Consolidated  Statements of Financial Condition  (Unaudited)
          December 31, 1999 and June 30, 1999 .........................  Page 3

          Consolidated  Statements  of  Earnings  (Unaudited)  - Three
          months and Six months ended December 31, 1999 and 1998 ......  Page 4

          Consolidated  Statements  of Cash  Flows  (Unaudited)  - Six
          months ended December 31, 1999 and 1998 .....................  Page 5

          Notes to Unaudited Consolidated Financial Statements ........  Page 6

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ...................................  Page 8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...  Page 16


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ...........................................  Page 16

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ...................  Page 16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES .............................  Page 16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........  Page 16

ITEM 5.   OTHER INFORMATION ...........................................  Page 16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ............................  Page 16

          SIGNATURES

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                   DECEMBER 31,        JUNE 30,
                                      ASSETS                                           1999              1999
                                                                                   --------------    --------------
Cash and due from banks .......................................................      $   3,093          $   3,126
Interest-earning deposits .....................................................          2,299              7,501
Mortgage-backed securities held-to-maturity, at amortized cost
   (fair value of $22,749 at December 31, 1999 and $28,055 at June 30, 1999)...         23,513             28,567
Mortgage-backed securities available-for-sale, at fair value ..................         21,877             25,447
Investment in mutual funds and preferred stock, at fair value .................          2,804              3,320
Loans receivable, net .........................................................        146,830            138,517
Accrued interest receivable ...................................................            907                979
Stock in Federal Home Loan Bank of Chicago, at cost ...........................          2,800              2,600
Investment in real estate held for sale and development, net ..................             --                154
Office properties and equipment, net ..........................................          4,673              4,820
Prepaid expenses and other assets .............................................            363                462
                                                                                     ---------          ---------
Total assets...................................................................      $ 209,159          $ 215,493
                                                                                     =========          =========

                                   LIABILITIES

Noninterest-bearing NOW accounts ..............................................      $   5,781          $   5,949
Interest-bearing NOW accounts .................................................          8,447             10,020
Money market demand accounts ..................................................         11,091             10,865
Passbook accounts .............................................................         36,660             39,358
Certificates of deposit .......................................................         54,536             57,725
                                                                                     ---------          ---------
Total savings deposits ........................................................        116,515            123,917

Borrowed money ................................................................         56,000             52,000
Advance payments by borrowers for taxes and insurance .........................          1,891              1,866
Accrued interest payable and other liabilities ................................          2,125              2,988
                                                                                     ---------          ---------

Total liabilities .............................................................        176,531            180,771
                                                                                     ---------          ---------

                              STOCKHOLDERS' EQUITY

Preferred Stock, $.01 par value, 2,000,000 shares authorized; none issued .....             --                 --
Common Stock, $.01 par value, 8,000,000 shares authorized; 2,512,750 shares issued          25                 25
Treasury stock, at cost (380,381 shares at December 31, 1999 and 241,801
  shares at June 30, 1999) ....................................................         (5,119)            (3,259)
Additional paid-in capital ....................................................         24,496             24,463
Retained earnings-substantially restricted ....................................         16,936             16,866
Common stock acquired by the ESOP .............................................         (1,508)            (1,508)
Common stock acquired by Recognition and Retention Plan .......................         (1,194)            (1,385)
Accumulated other comprehensive loss ..........................................         (1,008)              (480)
                                                                                     ---------          ---------
Total stockholders' equity ....................................................         32,628             34,722
                                                                                     ---------          ---------
Total liabilities and stockholders' equity ....................................      $ 209,159          $ 215,493
                                                                                     =========          =========

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                    FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                            ENDED                            ENDED
                                                                         DECEMBER 31,                    DECEMBER 31,
                                                                 ------------------------------  ------------------------------
                                                                     1999            1998            1999             1998
                                                                 -------------   --------------  --------------   -------------
                                 INTEREST INCOME
Mortgage-backed securities held-to-maturity ..................      $  334            $  564         $  698            $1,204
Mortgage-backed securities available-for-sale ................         360               411            740               884
Mutual funds and preferred stock .............................          54               121            108               164
Loans receivable .............................................       2,551             2,230          5,015             4,421
Interest-earning deposits ....................................          59               177            133               335
FHLB of Chicago stock ........................................          45                51             87               108
                                                                    ------            ------         ------            ------
Total interest income ........................................       3,403             3,554          6,781             7,116
                                                                    ------            ------         ------            ------

                                INTEREST EXPENSE
Savings deposits .............................................       1,046             1,185          2,129             2,388
Borrowed money ...............................................         778               743          1,507             1,490
                                                                    ------            ------         ------            ------
Total interest expense .......................................       1,824             1,928          3,636             3,878
                                                                    ------            ------         ------            ------
Net interest income before provision for loan losses .........       1,579             1,626          3,145             3,238
Provision for loan losses ....................................          --                --             --                --
                                                                    ------            ------         ------            ------
Net interest income after provision for loan losses ..........       1,579             1,626          3,145             3,238
                                                                    ------            ------         ------            ------

                               NONINTEREST INCOME
Service fees .................................................          66                67            136               128
Other ........................................................          17                 6             27                14
                                                                    ------            ------         ------            ------
Total noninterest income .....................................          83                73            163               142
                                                                    ------            ------         ------            ------

                               NONINTEREST EXPENSE
Compensation and benefits ....................................         790               846          1,537             1,573
Office occupancy .............................................         270               261            559               528
Federal deposit insurance premiums ...........................          19                19             37                38
Real estate held for sale and development ....................          --                11              8                23
Professional services ........................................         209                76            328               148
Other ........................................................         204               252            382               440
                                                                    ------            ------         ------            ------
Total noninterest expense ....................................       1,492             1,465          2,851             2,750
                                                                    ------            ------         ------            ------

Income before income taxes ...................................         170               234            457               630
Income tax expenses...........................................          61                93            167               238
                                                                    ------            ------         ------            ------
                                   NET INCOME                       $  109            $  141         $  290            $  392
                                                                    ======            ======         ======            ======

-------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic .....................................................      $ 0.05            $ 0.06         $ 0.14            $ 0.17
   Diluted ...................................................        0.05              0.06           0.14              0.17

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                      FOR THE
                                                                                                 SIX MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                             ---------------------------
                                                                                               1999            1998
                                                                                             --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................................      $    290       $    392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amoritization.........................................................           243            208
Market adjustment for committed ESOP shares............................................            33             49
Amortization of award of RRP shares....................................................           191            255
Net amortization of deferred loan fees.................................................           (33)          (102)
Net amortization of discounts and premiums.............................................           186            186
(Increase) decrease in accrued interest receivable/....................................            72             (2)
(Increase) decrease in prepaid expenses and other assets...............................            99            (17)
Decrease in accrued interest payable and other liabilities, net........................          (591)          (940)
                                                                                             --------      ---------
Net cash provided by operating activities..............................................           490             29
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable........................................................       (17,683)       (19,068)
Principal repayment of loans receivable................................................         9,403         11,029
Principal repayments on mortgage-back securities held-to-maturity......................         4,922          9,045
Principal repayments on mortgage-back securities available-for-sale....................         3,232          8,800
Purchase of investment securities available-for-sale...................................            --           (879)
(Purchase) redemption of stock in Federal Home Loan Bank of Bank of Chicago............          (200)           800
Proceeds from sale of real estate held for development.................................           154             --
Purchase of office properties and equipment............................................           (96)          (449)
                                                                                             --------      ---------
Net cash provided by (used in) investing activities....................................          (268)         9,278
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in savings deposits.......................................................        (7,402)        (1,157)
Net increase (decrease) in borrowed money..............................................         4,000         (1,000)
Increase (decrease) in advance payments by borrowers for taxes and insurance...........            25            (71)
Payment of cash dividend...............................................................          (220)            --
Purchase of treasury stock.............................................................        (1,860)        (1,492)
Purchase of RRP shares.................................................................            --         (1,013)
                                                                                             --------      ---------
Net cash used in financing activities..................................................        (5,457)        (4,478)
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents...................................        (5,235)         4,574
Cash and cash equivalents at the beginning of period...................................        10,627         13,146
                                                                                             --------      ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD.....................................      $  5,392      $  17,720
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION:
  Cash paid during the period for:
     Interest..........................................................................         3,645          3,871
     Income taxes......................................................................           301            325

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying  unaudited  consolidated  financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of December 31, 1999 and June 30, 1999 and for the three and six month periods ended December 31, 1999 and 1998. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1999, and the notes thereto included in the Company's Annual Report.

     The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)  EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares adjusted for the dilative effect of outstanding stock options. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Presented below are the calculations for basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     DECEMBER 31,                   DECEMBER 31,
                                                              -----------------------------  ----------------------------
                                                                  1999           1998            1999            1998
                                                              -------------- --------------  -------------- -------------
BASIC:
Net income ...............................................      $  109,000     $  141,000      $  290,000     $  392,000
Weighted average shares outstanding ......................       2,037,059      2,275,603       2,074,798      2,305,740
Basic earnings per share .................................            0.05           0.06            0.14           0.17
DILUTED:
Net income                                                      $  109,000     $  141,000      $  290,000        392,000
Weighted average shares outstanding ......................       2,037,059      2,275,603       2,074,798      2,305,740
Effect of dilutive stock options outstanding .............              --             --             353             --
Diluted weighted average shares outstanding  .............       2,037,059      2,275,603       2,075,151      2,305,740
Diluted earnings per share ...............................            0.05           0.06            0.14           0.17



(3)  COMPREHENSIVE INCOME

     The Company's comprehensive income (loss) for the three and six month periods ended December 31, 1999 and 1998 is as follows:

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             DECEMBER 31,                 DECEMBER 31,
                                                                      ---------------------------- --------------------------
                                                                          1999           1998         1999          1998
                                                                      -------------- ------------- ------------  ------------
Net income .......................................................      $ 109,000      $ 141,000     $ 290,000     $ 392,000
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during the period ...       (292,000)      (124,000)     (528,000)     (107,000)
                                                                        ---------      ---------     ---------     ---------
Comprehensive income (loss) .......................................     $(183,000)     $  17,000     $(238,000)    $ 285,000
                                                                        =========      =========     =========     =========


(4)  DIVIDEND DECLARATION

     On November 19, 1999, the Board of Directors declared a quarterly dividend of $.05 per share, which was paid on December 15, 1999 to stockholders of record on November 30, 1999.

(5)  STOCK REPURCHASE PROGRAM

     In December 1999, the Board of Directors approved the repurchase of an additional 107,718 shares of the Company's outstanding common stock. The shares of common stock available for repurchase under the current repurchase program, together with shares of common stock previously repurchased, totals approximately 18.55% of the total shares issued by the Company in the initial public offering. Repurchase will be made from time to time through privately negotiated transactions, odd-lot purchases and open-market transactions at the discretion of management. At December 31, 1999, 380,381 shares had been repurchased under all of the repurchase programs at an average cost of $13.46 per share. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.

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

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share data)

                                                            DECEMBER 31,         JUNE 30,
                                                                1999              1999
                                                            ------------       -----------
SELECTED FINANCIAL CONDITION DATA:
   Total assets .........................................      $209,159         $215,493
   Loans receivable (net) ...............................       146,830          138,517
   Allowance for loan losses ............................           300              300
   Mortgage-backed securities ...........................        45,390           54,014
   Savings deposits .....................................       116,515          123,917
   Borrowed funds .......................................        56,000           52,000
   Stockholders' equity .................................        32,628           34,722

                                                                                    AT OR FOR THE                AT OR FOR THE
                                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     DECEMBER 31,                 DECEMBER 31,
                                                                               1999            1998          1999            1998
                                                                            ----------     ----------     ----------     ----------
SELECTED OPERATING DATA:
   Net interest income before provision for loan losses ..............      $    1,579     $    1,626     $    3,145     $    3,238
   Net income ........................................................             109            141            290            392

SELECTED FINANCIAL RATIOS:
    Bank capital ratios:
        Tangible .....................................................           12.30%         12.59%         12.30%         12.59%
        Core .........................................................           12.30          12.59          12.30          12.59
        Risk-based ...................................................           28.20          31.40          28.20          31.40
    Return on average assets (1) .....................................            0.21           0.26           0.27           0.36
    Return on average stockholders' equity (1) .......................            1.30           1.54           1.71           2.11
    Consolidated equity to assets at end of period ...................           15.60          16.79          15.60          16.79
    Noninterest expense to average assets (1) ........................            2.84           2.68           2.68           2.51
    Non-performing assets as a percent of total assets ...............            0.20           0.11           0.20           0.11
    Allowance for loan losses as a percent of total loans ............            0.20           0.24           0.20           0.24
    Allowance for loan losses as a percent of non-performing loans ...           71.77         125.52          71.77         125.52

PER SHARE DATA:
    Basic earnings per share .........................................      $     0.05      $    0.06     $     0.14     $     0.17
    Diluted earnings per share .......................................            0.05           0.06           0.14           0.17
    Book value per share .............................................           15.30          15.04          15.30          15.04
    Cash dividend per share ..........................................            0.05             --           0.10             --

STOCK QUOTES:
    High .............................................................      $   13.500     $   15.000    $    15.063    $    18.500
    Low ..............................................................          11.500         13.250         11.500         12.750
    At December 31 ...................................................          12.500         14.250         12.500         14.250

----------
(1)  Three and six month results have been annualized.

    COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND JUNE 30, 1999

     Total assets decreased $6.3 million from $215.5 million at June 30, 1999 to $209.2 million at December 31, 1999. The components of the Company's asset base also changed from June 30, 1999 to December 31, 1999. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $8.6 million from $54.0 million at June 30, 1999 to $45.4 million at December 31, 1999. This decrease is primarily due to the receipt of $8.2 million principal repayments during the six month period. An increase of $8.3 million in loans receivable was the result of loan originations of $17.7 million which exceeded the $9.4 million of loan repayments. Interest earning deposits decreased $5.2 million from $7.5 million at June 30, 1999 to $2.3 million at December 31, 1999, primarily funded the savings outflows.

     Investments in mutual funds and preferred stock are recorded at fair value and were $2.8 million and $3.3 million at December 31, 1999 and June 30, 1999, respectively. The net unrealized loss in this portfolio is included as a component of accumulated other comprehensive income (loss).

     The allowance for loan losses at December 31, 1999 and June 30, 1999 was $300,000. Management believes that the allowance for loan losses is adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.20% and 0.22% at December 31, 1999 and June 30, 1999, respectively. At December 31, 1999 and June 30, 1999, the ratio of the allowance for loan losses to non-performing loans was 71.77% and 155.44%, respectively. The Bank had four non-performing loans totaling approximately $418,000 at December 31, 1999 and three non-performing loans totaling approximately $193,000 at June 30, 1999. There were no loan chargeoffs during the six month periods ended December 31, 1999 and 1998.

     Savings deposits decreased $7.4 million from June 30, 1999 to Dectember 31, 1999; during this time, borrowed funds increased by $4.0 million. Interest bearing NOW accounts declined $1.6 million primarily due to withdrawals from government entity deposits, whose balances fluctuate during the year. Passbook savings were $36.7 million at December 31, 1999 compared to $39.4 million at June 30, 1999. Certificate of deposit accounts declined $3.2 million to $54.5 million at December 31, 1999. Some maturing CD's were withdrawn from the Bank during the quarter.

     Stockholders' equity at December 31, 1999 was $32.6 million or $2.1 million less than at June 30, 1999. This decline was due primarily to the Company's stock repurchase program and the payment of two $0.05 per share quarterly cash dividends during the six months ended December 31, 1999. Under the stock repurchase program the Company acquired 138,580 shares of its common stock at an aggregate cost of $1,860,000 during the six months ended December 31, 1999. Since December 31, 1999, the Company has also purchased an additional 84,460 shares at an aggregate cost of $1,061,785.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998

     GENERAL. For the three months ended December 31, 1999, net income was $109,000 or $0.05 per basic and diluted share, compared to net income of $141,000 or $0.06 per basic and diluted share for the three months ended December 31, 1998.

     INTEREST INCOME. Interest income was $3.4 million and $3.6 million for the three months ended December 31, 1999 and 1998, respectively. The average balance of interest-earning assets decreased $6.9 million from $209.0 million for the three months ended December 31, 1998 to $202.1 million for the three months ended December 31, 1999. The average yield on the Bank's interest-earning assets decreased seven basis points from 6.80% for the three months ended December 31, 1998 to 6.73% for the three months ended December 31, 1999.

     INTEREST EXPENSE. Interest expense decreased $104,000 to $1.8 million for the three months ended December 31, 1999, as compared to the same period in 1998. The average rate paid on interest-bearing liabilities decreased 15 basis points from 4.48% for the three months ended December 31, 1998 to 4.33% for the three months ended December 31, 1999. The average balance of interest-bearing liabilities decreased $3.7 million to $167.0 million for the three months ended December 31, 1999 from $170.7 million for the three months ended December 31, 1998. The decrease in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit at lower rates.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.6 million for the three months ended December 31, 1999 and 1998. The average interest rate spread increased eight basis points from 2.32% for the three months ended December 31, 1998 to 2.40% for the comparable period in 1999. Net interest margin increased one basis point and was 3.15% for the three months ended December 31, 1999.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended December 31, 1999 or for the comparable period in 1998. See "Comparison of Financial Condition at December 31, 1999 and June 30, 1999".

     NONINTEREST INCOME. Noninterest income was $83,000 for the three months ended December 31, 1999, compared to $73,000 for the three months ended December 31, 1998.

     NONINTEREST EXPENSE. Noninterest expense increased $27,000 from $1,465,000 for the three months ended December 31, 1998 to $1,492,000 for the comparable period in 1999. Professional services expense was $209,000 for the three months ended December 31, 1999, an increase of $133,000 over the comparable 1998 period. This increase was primarily due to increases in legal fees in a suit to recover damages in a real estate development known as The Trails of Olympia
Fields. A trial date has been set for May 2000. Compensation and benefits expense decreased $56,000 during the 1999 quarter over the similar period in 1998 primarily due to the decreased cost of stock incentive employee benefits. Other noninterest expense was $204,000 for the three months ended December 31, 1999, compared to $252,000 for the comparable period in 1998. This decrease was due to expenses that were incurred in the 1998 period for Year 2000 safeguards, and decreased expenses as a result of reduced mortgage loan origination volume.

     INCOME TAX EXPENSE. Income tax expense decreased $32,000 from $93,000 for the three months ended December 31, 1998 to $61,000 for the three months ended December 31, 1999. This decrease was primarily due to the decrease of $64,000 in pre-tax income and a decrease in the effective tax rate. The effective tax rate was 35.9% and 39.7% for the three month periods ended December 31, 1999 and 1998, respectively.

            COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998

     GENERAL. For the six months ended December 31, 1999, net income was $290,000 or $0.14 basic and diluted earnings per share, compared to $392,000 or $0.17 basic and diluted earnings per share for the six months ended December 31, 1998.

     INTEREST INCOME. Interest income was $6.8 million for the six months ended December 31, 1999, compared to $7.1 million for the six months ended December 31, 1998. The average balance of interest earning assets decreased $5.9 million from $209.6 million for the six months ended December 31, 1998 to $203.7 million for the six months ended December 31, 1999. The average yield on the Bank's interest-earning assets decreased 13 basis points from 6.79% for the six months ended December 31, 1998 to 6.66% for the six months ended December 31, 1999.

     INTEREST EXPENSE. Interest expense decreased $242,000 and was $3.6 million for the six months ended December 31, 1999. This decrease was due primarily to a lower cost of funds. The average rate paid on interest-bearing liabilities decreased 21 basis points from 4.51% for the six months ended December 31, 1998 to 4.30% for the six months ended December 31, 1999. The average balance of interest-bearing liabilities decreased $2.9 million to $167.8 million for the six months ended December 31, 1999 from $170.7 million for the six months ended December 31, 1998.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $93,000 and was $3.1 million for the six months ended December 31, 1999 and $3.2 million for the comparable period in 1998. The average interest rate spread increased eight basis points from 2.25% for the six months ended December 31, 1998 to 2.33% for the comparable period in 1999. Net interest margin remained the same at 3.09% for the six months ended December 31, 1999.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the six months ended December 31, 1999 and for the comparable period in 1998. See "Comparison of Financial Condition at December 31, 1999 and June 30, 1999".

     NONINTEREST INCOME. Noninterest income was $163,000 for the six months ended December 31, 1999 compared to $142,000 for the six months ended December 31, 1998.

     NONINTEREST EXPENSE. Noninterest expense increased $101,000 from $2.8 million for the six months ended December 31, 1998 as compared to the six months ended December 31, 1999.

     Compensation and benefits expense decreased $36,000 to $1.5 million for the six month period ended December 31, 1999 compared to the same period in the prior year, primarily due to the reduced cost of stock incentive employee benefits.

     Professional service expense for the six month period ended December 31, 1999 was $328,000, as compared to $148,000 for the six months ended December 31, 1998. This increase is primarily due to increases in legal fees in a suit to recover damages in a real estate development known as The Trails of Olympia Fields.

     Office occupancy expense was $559,000 for the six months ended December 31, 1999, compared to $528,000 for the same period in 1998. This increase was primarily due to furniture and fixture depreciation expense, resulting from the purchase of new ATMs and in-house data processing equipment, which were placed into service in the second half of fiscal year 1999.

     Other noninterest expense was $382,000 for the six month period ended December 31, 1999 compared to $440,000 for the six month period ended December 31, 1998. The decrease was due to expenses that were incurred during the 1998 period for Year 2000 safeguards, and decreased expenses as a result of reduced mortgage loan origination volume.

     INCOME TAX EXPENSE. Income tax expense decreased $71,000 from $238,000 for the six months ended December 31, 1998 to $167,000 for the six months ended December 31, 1999. This decrease was primarily due to a decrease of $173,000 in pre-tax income and a decrease in the effective tax rate. The effective tax rate was 36.5% and 37.8% for the six month periods ended December 31, 1999 and 1998, respectively.

YEAR 2000

     The year 2000 problem was the result of computer programs being written using two digits rather than four to define the applicable year. Miscalculations or system failures could have occurred to any of the Company's programs on or after January 1, 2000 that had time-sensitive software if they had recognized dates using "00" as the year 1900, rather than the year 2000. Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the year 2000 problem. Although the Company has not been informed of any material risks associated with the year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors, customers and key business partners to resolve any year 2000 problems that may arise in the future.

     The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 problem, and are based on presently available information. Both direct and indirect costs of addressing the Year 2000 problem will be charged to earnings as incurred. Total direct costs incurred were approximately $33,000 and such costs did not have a material effect on the results of operations.

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

     The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposits accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. At December 31, 1999, the Bank's liquidity ratio was 37.7%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The primary investing activities of the Bank during the three months ended December 31, 1999 were the origination of mortgage and other loans.

     See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the six months ended December 31, 1999 and 1998.

     At December 31, 1999, the Bank had outstanding loan origination commitments of $1.4 million and unused lines of consumer credit of $381,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1999 totaled $41.8 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

     At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $25.1 million, or 12.30% of total adjusted assets, which is above the required level of $3.1 million or 1.5%; core capital of $25.1 million, or 12.30% of total adjusted assets, which is above the required level of $6.1 million or 3.0%; and total risk-based capital of

$25.4 million, or 28.20% of risk-weighted assets, which is above the required level of $7.2 million, or 8.0%.

                      FINANCIAL SERVICE MODERNIZATION BILL

     Landmark financial services legislation, titled the Gramm-Leach-Bliley Act, was signed into law by President Clinton on November 12, 1999. The legislation modernizes the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers. Generally, the legislation: (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers; (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries; (iv) provides an enhanced framework for protecting privacy of consumers' information;
(v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system; (vi) modifies the laws governing the implementation of the Community Reinvestment Act; and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of securities and insurance activities conducted in a financial holding company.

     In addition, the legislation restricts certain of the powers that unitary savings and loan holding companies currently have. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, (such as the Company) retain their original authority under the law. All subsequent savings and loan holding companies would be limited to financially related activities permissible for bank holding companies, as defined under the new law. The legislation also prohibits non-financial companies from acquiring savings and loan holding companies.

     The new law also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

     The OTS has recently proposed regulations implementing the privacy protection provisions of the legislation. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. We would be required to disclose our privacy policy, including identifying with whom we share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, we would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties. We currently have a privacy protection policy in place and intend to review and amend that policy, if necessary, for compliance with the regulations when they are adopted in final form.

     It is believed that the legislation will not have a material adverse effect on the Company's operations in the near term. However, to the extent the
legislation   permits  banks,   securities  firms  and  insurance  companies  to
affiliates, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and who may one day be aggressive competitors in markets served by the Company.

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

February 14, 2000