Form 10-Q
period 2000-03-31
BIG FOOT FINANCIAL CORP
filed 2000-05-11
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X                                                              No
   -------                                                              ------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                      OUTSTANDING AT
                    CLASS                               MAY 8, 2000
                    -----                               -----------
          Common Stock, Par Value $.01                   1,855,149

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

           Consolidated Statements of Financial Condition (Unaudited)
           March 31, 2000 and June 30, 1999......................................................       Page  3

           Consolidated Statements of Earnings (Unaudited) - Three months and Nine months
           ended March 31, 2000 and 1999.........................................................       Page  4

           Consolidated Statements of Cash Flows (Unaudited) - Nine months
           ended March 31, 2000 and 1999.........................................................       Page  5

           Notes to Unaudited Consolidated Financial Statements..................................       Page  6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.............................................................       Page  8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................       Page 14


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.....................................................................       Page 14

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................       Page 14

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.......................................................       Page 15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................       Page 15

ITEM 5.    OTHER INFORMATION.....................................................................       Page 15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................       Page 15

           SIGNATURES

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                        (In thousands, except share data)

                                                                              MARCH 31,     JUNE 30,
                                      ASSETS                                    2000         1999
                                                                             -----------   ---------
Cash and due from banks ...................................................   $   2,740    $   3,126
Interest-earning deposits .................................................       4,882        7,501
Mortgage-backed securities held-to-maturity, at amortized cost
 (fair value of $21,033 at March 31, 2000 and $28,055 at June 30, 1999) ...      21,869       28,567
Mortgage-backed securities available-for-sale, at fair value ..............      20,721       25,447
Investment in mutual funds and preferred stock, at fair value .............       3,264        3,320
Loans receivable, net .....................................................     147,970      138,517
Accrued interest receivable ...............................................         950          979
Stock in Federal Home Loan Bank of Chicago, at cost .......................       2,800        2,600
Investment in real estate held for sale and development, net ..............          --          154
Office properties and equipment, net ......................................       4,580        4,820
Prepaid expenses and other assets .........................................         434          462
                                                                              ---------    ---------
Total assets ..............................................................   $ 210,210    $ 215,493
                                                                              =========    =========

                                    LIABILITIES

Noninterest-bearing NOW accounts ..........................................   $   6,251    $   5,949
Interest-bearing NOW accounts .............................................       8,291       10,020
Money market demand accounts ..............................................      10,806       10,865
Passbook accounts .........................................................      36,943       39,358
Certificates of deposit ...................................................      58,008       57,725
                                                                              ---------    ---------
Total savings deposits ....................................................     120,299      123,917

Borrowed money ............................................................      56,000       52,000
Advance payments by borrowers for taxes and insurance .....................       1,700        1,866
Accrued interest payable and other liabilities ............................       2,178        2,988
                                                                              ---------    ---------
Total liabilities .........................................................     180,177      180,771
                                                                              ---------    ---------

                               STOCKHOLDERS' EQUITY

Preferred Stock, $.01 par value, 2,000,000 shares authorized; none issued .          --           --
Common Stock, $.01 par value, 8,000,000 shares authorized;
   2,512,750 shares issued ................................................         25           25
Treasury stock, at cost (610,601 shares at March 31, 2000 and
   241,801 shares at June 30, 1999) .......................................      (7,815)      (3,259)
Additional paid-in capital ................................................      24,504       24,463
Retained earnings-substantially restricted ................................      16,958       16,866
Common stock acquired by the ESOP .........................................      (1,508)      (1,508)
Common stock acquired by Recognition and Retention Plan ...................      (1,099)      (1,385)
Accumulated other comprehensive loss ......................................      (1,032)        (480)
                                                                              ---------    ---------

Total stockholders' equity ................................................      30,033       34,722
                                                                              ---------    ---------

Total liabilities and stockholders' equity ................................   $ 210,210    $ 215,493
                                                                              =========    =========

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                        FOR THE THREE        FOR THE NINE
                                                         MONTHS ENDED        MONTHS ENDED
                                                          MARCH 31,            MARCH 31,
                                                      -----------------   -----------------
                                                        2000     1999      2000       1999
                                                      -------   -------   -------   -------
                        INTEREST INCOME
Mortgage-backed securities held-to-maturity .......   $   311   $   491   $ 1,009   $ 1,695
Mortgage-backed securities available-for-sale .....       342       451     1,082     1,335
Mutual funds and preferred stock ..................        54        54       162       218
Loans receivable ..................................     2,590     2,272     7,605     6,693
Interest-earning deposits .........................        60       100       193       435
FHLB of Chicago stock .............................        56        40       143       148
                                                      -------   -------   -------   -------
Total interest income .............................     3,413     3,408    10,194    10,524
                                                      -------   -------   -------   -------

                       INTEREST EXPENSE
Savings deposits ..................................     1,055     1,108     3,184     3,496
Borrowed money ....................................       799       727     2,306     2,217
                                                      -------   -------   -------   -------
Total interest expense ............................     1,854     1,835     5,490     5,713
                                                      -------   -------   -------   -------

Net interest income before provision
   for loan issued.................................    1,559     1,573     4,704     4,811
Provision for loan losses .........................       --        --        --        --
                                                      -------   -------   -------   -------
Net interest income after provision for loan losses     1,559     1,573     4,704     4,811
                                                      -------   -------   -------   -------

                       NONINTEREST INCOME
Service fees ......................................        57        61       193       189
Other .............................................         8         7        35        21
                                                      -------   -------   -------   -------
Total noninterest income ..........................        65        68       228       210
                                                      -------   -------   -------   -------

                       NONINTEREST EXPENSE
Compensation and benefits .........................       775       724     2,312     2,297
Office occupancy ..................................       289       302       848       830
Federal deposit insurance premiums ................         6        19        43        57
Real estate held for sale and development .........        --        11         8        34
Professional services .............................       212        60       540       208
Other expense .....................................       158       177       540       617
                                                      -------   -------   -------   -------
Total noninterest expense .........................     1,440     1,293     4,291     4,043
                                                      -------   -------   -------   -------

Income before income taxes ........................       184       348       641       978
Income tax expense ................................        65       126       232       364
                                                      -------   -------   -------   -------
                           NET INCOME                 $   119   $   222   $   409   $   614
                                                      =======   =======   =======   =======

-------------------------------------------------------------------------------------------

Earnings per share:
 Basic ............................................   $  0.06   $  0.10   $  0.20   $  0.27
 Diluted ..........................................      0.06      0.10      0.20      0.27

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                          FOR THE
                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    --------------------
                                                                                      2000        1999
                                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................................   $    409    $    614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization....................................................        365         332
Market adjustment for committed ESOP shares .....................................         41          65
Amortization of award of RRP shares .............................................        286         350
Net amortization of deferred loan fees ..........................................        (47)       (131)
Net amortization of discounts and premiums ......................................        255         283
(Increase) decrease in accrued interest receivable ..............................         29         (28)
(Increase) decrease in prepaid expenses and other assets ........................         28         (31)
Decrease in accrued interest payable and other liabilities, net .................       (526)       (199)
                                                                                    --------    --------
Net cash provided by operating activities .......................................        840       1,255
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable .................................................    (21,875)    (30,571)
Principal repayment of loans receivable .........................................     12,469      16,594
Principal repayments on mortgage-back securities held-to-maturity ...............      6,502      13,078
Principal repayments on mortgage-backed securities available-for-sale ...........      4,237      12,665
Purchase of mortgage-backed securities available-for-sale .......................         --     (10,121)
Purchase of investment securities available-for-sale ............................       (350)       (942)
(Purchase) redemption of stock in Federal Home Loan Bank of Chicago .............       (200)        800
Proceeds from sale of real estate held for development ..........................        154          --
Purchase of office properties and equipment .....................................       (125)       (545)
                                                                                    --------    --------
Net cash provided by investing activities .......................................        812         958
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in savings deposits ................................................     (3,618)     (1,457)
Net increase (decrease) in borrowed money .......................................      4,000      (1,000)
Decrease in advance payments by borrowers for taxes and insurance ...............       (166)       (252)
Payment of cash dividend ........................................................       (317)         --
Purchase of treasury stock ......................................................     (4,556)     (2,827)
Purchase of RRP shares ..........................................................         --      (1,013)
                                                                                    --------    --------
Net cash used in financing activities ...........................................     (4,657)     (6,549)
--------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents .......................................     (3,005)     (4,336)
Cash and cash equivalents at the beginning of period ............................     10,627      13,146
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ..............................   $  7,622    $  8,810
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest .......................................................................   $  5,529    $  5,776
 Income taxes ...................................................................        350         405


     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of March 31, 2000 and June 30, 1999 and for the three and nine month periods ended March 31, 2000 and 1999. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1999, and the notes thereto included in the Company's 1999 Annual Report on Form 10K.

         The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire 2000 fiscal year.

(2)  EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Presented below are the calculations for basic and diluted earnings per share:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      MARCH 31,                 MARCH 31,
                                               -----------------------   -----------------------
                                                  2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
BASIC:
Net income .................................   $  119,000   $  222,000   $  409,000   $  614,000
Weighted average shares outstanding ........    1,878,835    2,191,090    2,009,515    2,271,503
Basic earnings per share ...................         0.06         0.10         0.20         0.27

DILUTED:
Net income .................................   $  119,000   $  222,000   $  409,000   $  614,000
Weighted average shares outstanding ........    1,878,835    2,191,000    2,009,515    2,271,503
Effect of dilutive stock options outstanding           --           --           --           --
Diluted weighted average shares outstanding     1,878,835    2,191,090    2,009,515    2,271,503
Diluted earnings per share .................         0.06         0.10         0.20         0.27


(3)  COMPREHENSIVE INCOME

         The Company's comprehensive income (loss) for the three and nine month periods ended March 31, 2000 and 1999 is as follows:

                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                        MARCH 31,                MARCH 31,
                                                                 ----------------------    ----------------------
                                                                   2000         1999         2000          1999
                                                                 ---------    ---------    ---------    ---------
Net income ...................................................   $ 119,000    $ 222,000    $ 409,000    $ 614,000
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during the period     (24,000)    (163,000)    (552,000)    (270,000)
                                                                 ---------    ---------    ---------    ---------
Comprehensive income (loss) ..................................   $  95,000    $  59,000    $(143,000)   $ 344,000
                                                                 =========    =========    =========    =========


(4)  DIVIDEND DECLARATION

         On February 15, 2000, the Board of Directors declared a quarterly dividend of $.05 per share, which was paid on March 15, 2000 to stockholders of record on February 29, 2000.

(5)  STOCK REPURCHASE PROGRAM

         In February 2000, the Board of Directors approved the repurchase of an additional 150,000 shares of the Company's outstanding common stock. The shares of common stock available for repurchase under the current repurchase program, together with shares of common stock previously repurchased, totals approximately 28.5% of the total shares issued by the Company in the initial public offering. Repurchases will be made from time to time through privately negotiated transactions, odd-lot purchases and open-market transactions at the discretion of management. At March 31, 2000, 610,601 shares had been repurchased under all of the repurchase programs at an average cost of $12.80 per share and 105,498 shares remain to be repurchased under the current program. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.


                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; and depositor and borrower preferences.

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

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)

                                                                         MARCH 31,    JUNE 30,
                                                                            2000        1999
                                                                         ---------    --------
SELECTED FINANCIAL CONDITION DATA:
   Total assets ......................................................    $210,210    $215,493
   Loans receivable (net) ............................................     147,970     138,517
   Allowance for loan losses .........................................         300         300
   Mortgage-backed securities ........................................      42,590      54,014
   Savings deposits ..................................................     120,299     123,917
   Borrowed money ....................................................      56,000      52,000
   Stockholders' equity ..............................................      30,033      34,722

                                                                              AT OR FOR THE            AT OR FOR THE
                                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                MARCH 31,                MARCH 31,
                                                                             2000        1999         2000       1999
                                                                          ----------  ----------   ----------  ----------
SELECTED OPERATING DATA:
   Net interest income before provision for loan losses ..............    $    1,559  $    1,573   $    4,704  $    4,811
   Net income ........................................................           119         222          409         614

SELECTED FINANCIAL RATIOS:
    Bank capital ratios:
        Tangible .....................................................         12.14%      12.68%       12.14%      12.68%
        Core .........................................................         12.14       12.68        12.14       12.68
        Risk-based ...................................................         27.49       31.03        27.49       31.03
    Return on average assets (1) .....................................          0.23        0.41         0.26        0.38
    Return on average stockholders' equity (1) .......................          1.53        2.50         1.65        2.24
    Consolidated equity to assets at end of period ...................         14.29       16.31        14.29       16.31
    Noninterest expense to average assets (1) ........................          2.74        2.39         2.70        2.47
    Non-performing assets as a percent of total assets ...............          0.14        0.10         0.14        0.10
    Allowance for loan losses as a percent of total loans ............          0.20        0.23         0.20        0.23
    Allowance for loan losses as a percent of non-performing loans ...         98.68      144.93        98.68      144.93

PER SHARE DATA:
    Basic earnings per share .........................................    $     0.06  $     0.10   $     0.20  $     0.27
    Diluted earnings per share .......................................          0.06        0.10         0.20        0.27
    Book value per share .............................................         15.79       15.20        15.79       15.20
    Cash dividends per share .........................................          0.05          --         0.15          --

STOCK QUOTES:
    High .............................................................    $   13.000  $   14.250   $   15.063  $   18.500
    Low ..............................................................        10.250      12.313       10.250      12.313
    At March 31 ......................................................        11.438      12.875       11.438      12.875

--------------------------------------------------------------------------------
(1)       Three and nine month results have been annualized.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND JUNE 30, 1999

         Total assets decreased $5.3 million from $215.5 million at June 30, 1999 to $210.2 million at March 31, 2000. The components of the Company's asset base also changed from June 30, 1999 to March 31, 2000. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $11.4 million from $54.0 million at June 30, 1999 to $42.6 million at March 31, 2000. This decrease is primarily due to the receipt of $10.7 million in principal repayments during the nine month period. An increase of $9.5 million in loans receivable was the result of loan originations of $21.9 million which exceeded the $12.5 million of loan repayments. Interest earning deposits decreased $2.6 million from $7.5 million at June 30, 1999 to $4.9 million at March 31, 2000, and primarily funded the savings outflows.

         Investments in mutual funds and preferred stock are recorded at fair value and were $3.3 million at both March 31, 2000 and June 30, 1999. The net unrealized loss in this portfolio is included as a component of accumulated other comprehensive loss.

         The allowance for loan losses at March 31, 2000 and June 30, 1999 was $300,000. Management believes that the allowance for loan losses is adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.20% and 0.22% at March 31, 2000 and June 30, 1999, respectively. At March 31, 2000 and June 30, 1999, the ratio of the allowance for loan losses to non-performing loans was 98.68% and 155.44%, respectively. The Bank had three non-performing loans totaling approximately $304,000 at March 31, 2000 and three non-performing loans totaling approximately $193,000 at June 30, 1999. There were no loan chargeoffs during the nine month periods ended March 31, 2000 and 1999.

         Savings deposits decreased $3.6 million from June 30, 1999 to March 31, 2000; during this time, borrowed funds increased by $4.0 million. Interest bearing NOW accounts declined $1.7 million primarily due to withdrawals from government entity deposits, as such balances tend to fluctuate during the year. Passbook savings were $36.9 million at March 31, 2000 compared to $39.4 million at June 30, 1999. Certificates of deposit accounts increased $283,000 to $58.0 million at March 31, 2000. During the quarter, the Bank offered a special CD program which attracted approximately $3.7 million of new certificates of deposits.

         Stockholders' equity at March 31, 2000 was $30.0 million or $4.7 million less than at June 30, 1999. This decline was due primarily to the Company's stock repurchase program and the payment of a $0.05 per share quarterly cash dividend in each of the three quarters in fiscal 2000. Under the Company's stock repurchase programs, the Company acquired 368,800 shares of its common stock at an aggregate cost of $4.6 million during the nine months ended March 31, 2000. Since March 31, 2000, the Company has also purchased an additional 47,000 shares at an aggregate cost of $531,000.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999

         GENERAL. For the three months ended March 31, 2000, net income was $119,000 or $0.06 basic and diluted earnings per share, compared to $222,000 or $0.10 basic and diluted earnings per share for the three months ended March 31, 1999.

         INTEREST INCOME. Interest income was $3.4 million for the three months ended March 31, 2000 and 1999. The average balance of interest-earning assets decreased $5.4 million from $206.8 million for the three months ended March 31, 1999 to $201.4 million for the three months ended March 31, 2000. The average yield on the Bank's interest-earning assets increased 19 basis points from 6.59% for the three months ended March 31, 1999 to 6.78% for the three months ended March 31, 2000.

         INTEREST EXPENSE. Interest expense increased $19,000 and was $1.8 million for the three months ended March 31, 2000 and 1999. The average rate paid on interest-bearing liabilities increased two basis points from 4.39% for the three months ended March 31, 1999 to 4.41% for the three months ended March 31, 2000. The average balance of interest-bearing liabilities decreased $389,000 to $168.9 million for the three months ended March 31, 2000 from $169.3 million for the three months ended March 31, 1999. The increase in the cost of average interest-bearing liabilities resulted primarily from higher rates paid on money market demand accounts and borrowed money which was partially offset by lower costs on certificates of deposit.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.6 million for the three months ended March 31, 2000 and 1999. The average interest rate spread increased 17 basis points from 2.20% for the three months ended March 31, 1999 to 2.37% for the comparable period in 2000. Net interest margin increased nine basis points and was 3.08% for the three months ended March 31, 2000.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended March 31, 2000 or for the comparable period in 1999. See "Comparison of Financial Condition at March 31, 2000 and June 30, 1999".

         NONINTEREST INCOME. Noninterest income was $65,000 for the three months ended March 31, 2000, compared to $68,000 for the three months ended March 31, 1999.

         NONINTEREST EXPENSE. Noninterest expense increased $147,000 from $1.3 million for the three months ended March 31, 1999 to $1.4 million for the comparable period in 2000.

         Compensation and benefits expense increased $51,000 during the three months ended March 31, 2000 over the similar period in 1999.

         Professional services expense was $212,000 for the three months ended March 31, 2000, an increase of $152,000 over the comparable 1999 period. This increase was primarily due to increases in legal fees incurred in a suit to recover damages in a real estate development known as The Trails of Olympia Fields. A trial date previously scheduled for May 2000 has been postponed by the trial judge. A new trial date has not yet been set.

         Other expense was $158,000 for the three months ended March 31, 2000, compared to $177,000 for the comparable period in 1999. This decrease was due to expenses that were incurred in the 1999 quarter for Year 2000 safeguards, and decreased expenses as a result of reduced mortgage loan origination volume.

         INCOME TAX EXPENSE. Income tax expense decreased $61,000 from $126,000 for the three months ended March 31, 1999 to $65,000 for the three months ended March 31, 2000. This decrease was primarily due to the decrease of $164,000 in pre-tax income and a decrease in the effective tax rate. The effective tax rate was 35.3% and 36.2% for the three month periods ended March 31, 2000 and 1999, respectively.

            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
                             MARCH 31, 2000 AND 1999

         GENERAL. For the nine months ended March 31, 2000, net income was $409,000 or $0.20 basic and diluted earnings per share, compared to $614,000 or $0.27 basic and diluted earnings per share for the nine months ended March 31, 1999.

         INTEREST INCOME. Interest income was $10.2 million for the nine months ended March 31, 2000, compared to $10.5 million for the nine months ended March 31, 1999. The average balance of interest earning assets decreased $5.7 million from $208.8 million for the nine months ended March 31, 1999 to $203.1 million for the nine months ended March 31, 2000. The average yield on the Bank's interest-earning assets decreased three basis points from 6.72% for the nine months ended March 31, 1999 to 6.69% for the nine months ended March 31, 2000.

         INTEREST EXPENSE. Interest expense decreased $223,000 and was $5.5 million for the nine months ended March 31, 2000. This decrease was due primarily to a lower cost of funds. The average rate paid on interest-bearing liabilities decreased 14 basis points from 4.47% for the nine months ended March 31, 1999 to 4.33% for the nine months ended March 31, 2000. The average balance of interest-bearing liabilities increased $2.0 million to $168.4 million for the nine months ended March 31, 2000 from $170.4 million for the nine months ended March 31, 1999.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $107,000 and was $4.7 million for the nine months ended March 31, 2000 and $4.8 million for the comparable period in 1999. The average interest rate spread increased 11 basis points from 2.25% for the nine months ended March 31, 1999 to 2.36% for the comparable period in 2000. Net interest margin increased two basis points and was 3.09% for the nine months ended March 31, 2000.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the nine months ended March 31, 2000 and for the comparable period in 1999. See "Comparison of Financial Condition at March 31, 2000 and June 30, 1999".

         NONINTEREST INCOME. Noninterest income was $228,000 for the nine months ended March 31, 2000 compared to $210,000 for the nine months ended March 31, 1999.

         NONINTEREST EXPENSE. Noninterest expense increased $248,000 from $4.0 million for the nine months ended March 31, 1999 to $4.3 million for the nine months ended March 31, 2000.

         Compensation and benefits expense increased $15,000 to $2.3 million for the nine month period ended March 31, 2000 compared to the same period in the prior year.

         Professional service expense for the nine month period ended March 31, 2000 was $540,000, as compared to $208,000 for the nine months ended March 31, 1999. This increase was primarily due to legal fees incurred in a suit to recover damages in a real estate development known as The Trails of Olympia Fields.

         Office occupancy expense was $848,000 for the nine months ended March 31, 2000, compared to $830,000 for the same period in 1999. This increase was primarily due to furniture and fixture depreciation expense, resulting from the purchase of new ATMs and in-house data processing equipment, which were placed into service in the second half of fiscal year 1999.

         Other expense was $540,000 for the nine month period ended March 31, 2000 compared to $617,000 for the nine month period ended March 31, 1999. The decrease was due to expenses that were incurred during the 1999 period for Year 2000 safeguards, and decreased expenses as a result of reduced mortgage loan origination volume.

         INCOME TAX EXPENSE. Income tax expense decreased $132,000 from $364,000 for the nine months ended March 31, 1999 to $232,000 for the nine months ended March 31, 2000. This decrease was primarily due to a decrease of $337,000 in pre-tax income and a decrease in the effective tax rate. The effective tax rate was 36.2% and 37.2% for the nine month periods ended March 31, 2000 and 1999, respectively.


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

         The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposits accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. At March 31, 2000, the Bank's liquidity ratio was 36.6%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the three months ended March 31, 2000 were the origination of mortgage and other loans.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the nine months ended March 31, 2000 and 1999.

         At March 31, 2000, the Bank had outstanding loan origination commitments of $3.2 million and unused lines of consumer credit of $558,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2000 totaled $41.2 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $25.2 million, or 12.14% of total adjusted assets, which is above the required level of $3.1 million or 1.5%; core capital of $25.2 million, or 12.14% of total adjusted assets, which is above the required level of $6.2 million or 3.0%; and total risk-based capital of $25.5 million, or 27.49% of risk-weighted assets, which is above the required level of $7.4 million, or 8.0%.

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

May 11, 2000