Form 10-K
period 2000-06-30
BIG FOOT FINANCIAL CORP
filed 2000-09-28
CIK 1022807

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

                     For the fiscal year ended June 30, 2000

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
                     COMMON STOCK, $.01 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      ------     ------

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity of the Registrant by non-affiliates was approximately $14.4 million as of September 22, 2000.

As of September 22, 2000, 1,731,668 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 2000 Annual Report to Stockholders are incorporated by reference in Part II.

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.

                            BIG FOOT FINANCIAL CORP.
                               REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 2000

                                                 TABLE OF CONTENTS

       ITEM                                            PART I                                                  PAGE
        1         BUSINESS                                                                                       3
        2         PROPERTIES                                                                                    34
        3         LEGAL PROCEEDINGS                                                                             34

                                                      PART II

        4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           34
        5         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                         34
        6         SELECTED FINANCIAL DATA                                                                       35
        7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         36
        7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    36
        8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                   36
        9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE          36

                                                     PART III

        10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                            36
        11        EXECUTIVE COMPENSATION                                                                        36
        12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                37
        13        CERTAIN RELATIONSHIPS AND RELATED TRANSCTIONS                                                 37

                                                      PART IV

        14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                               37


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

         GENERAL. Big Foot Financial Corp. (the "Company"), an Illinois corporation, is the holding company for Fairfield Savings Bank, F.S.B. (the "Bank"), a federally chartered stock savings bank. On December 19, 1996 the Company issued and sold 2,512,750 shares of its common stock, $.01 par value per share (the "Common Stock"), at a price of $10.00 per share in a subscription offering. The Company's sole business activity consists of the business of the Bank. The Company also invests in long and short-term investment grade marketable securities and other liquid investments.

         At June 30, 2000, the Company had total assets of $215.7 million, of which $155.2 million was comprised of loans receivable and $37.4 million was comprised of mortgage-backed securities. At such date, total savings deposits were $115.5 million, borrowings were $66.0 million and stockholders' equity was $28.6 million. The Company's common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol "BFFC". Unless otherwise disclosed, the information presented in this Annual Report on Form 10-K represents the activity of the Bank for the period prior to December 19, 1996 and the activity of Big Foot Financial Corp. consolidated thereafter. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

         In connection with its public offering, the Bank changed its fiscal year-end to June 30. The Company's and the Bank's fiscal year 1997 consisted of the 11-month period beginning August 1, 1996 and ending June 30, 1997. The Company believes that it is appropriate to compare the results for the 11-month period ended June 30, 1997 with the years ending June 30, 2000, 1999 and 1998.

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

         MARKET AREA. The Bank is a community-oriented financial institution which provides a variety of financial services to meet the needs of the communities which it serves. The Bank serves three distinct geographic markets: the Chicago branch at 1601 North Milwaukee Avenue serves the near northwest side of the City of Chicago, the Norridge branch at 8301 West Lawrence serves Chicago's near northwestern suburbs and the Long Grove branch at Old McHenry Road and Route 83 serves northern Cook and southern Lake counties. The Bank's customer base may be categorized by branch location. In the Chicago branch, the customer base is largely comprised of blue collar workers and young white collar technicians and professionals. The Chicago market is experiencing new construction and a refurbishing of its existing aged housing stock and is an active mortgage market as well as a savings market. The Norridge branch serves a customer base split between blue and white collar workers where the market is mature. The Norridge market has modest prospects for growth; however, it provides the Bank with a stable source of deposits. The Long Grove office is situated in an affluent, high growth, white collar market. This is a dynamic market which provides the Bank with significant loan demand and potential for growth opportunities in savings and lending activities. Substantially all loans originated by the Bank are secured by real estate located in Cook, DuPage and Lake counties in Illinois.

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

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At June 30, 2000, the Bank had gross loans receivable outstanding of $155.7 million, of which $153.8 million, or 98.7% of gross loans, were one- to four-family residential mortgage loans. The remainder consisted of $0.6 million of multifamily mortgage loans, or 0.4% of gross loans; $0.4 million of commercial real estate mortgage loans, or 0.3% of gross loans; $0.7 million of home equity loans, or 0.5% of gross loans; and $155,000 of other loans, or 0.1% of gross loans.

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

         All of the Bank's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors the majority of which conform to the Federal National Mortgage Association ("Fannie Mae") standards. Property valuations by a member of the Bank's appraisal staff or independent appraisers approved by the Board of Directors are required. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Generally, the Bank will lend against the appraised value of property up to a maximum loan to value ratio of 95%. Private mortgage insurance is required on all loans with loan to value ratios greater than 80%. All loans are approved by the full Board of Directors. Mortgage loans originated by the Bank generally include due on sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due on sale clauses are an important means of adjusting the rates of the Bank's fixed-rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses. It is the Bank's policy to require title insurance policies certifying or insuring that the Bank has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, where necessary, flood insurance policies. Most borrowers are required to maintain a noninterest-bearing escrow account or a pledged passbook savings account with the Bank to cover charges for real estate taxes, hazard insurance premiums and assessments.

         Under applicable federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2000, based on the above, the Bank's regulatory loans to one borrower limit was approximately $3.2 million. At June 30, 2000, the two largest dollar amounts outstanding to one borrower or group of related borrowers were approximately $497,000 and $479,000. Both of these loans are secured by one- to four-family properties located in the Bank's market area and, at June 30, 2000, were performing in accordance with their terms.

         The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.


                                                                AT JUNE 30
                               ---------------------------------------------------------------------------     AT JULY 31,
                                    2000                1999               1998               1997                1996
                               -----------------  ------------------  ------------------ -----------------  ------------------
                                        PERCENT             PERCENT             PERCENT           PERCENT             PERCENT
                               AMOUNT   OF TOTAL  AMOUNT    OF TOTAL  AMOUNT    OF TOTAL  AMOUNT  OF TOTAL  AMOUNT    OF TOTAL
                               ------   --------  ------    --------  ------    --------  ------  --------  ------    --------
                                                                     (Dollars in thousands)
Mortgage loans:
  One-to four-family          $153,803   98.7 %  $136,924    98.5 %  $113,441    97.8 % $ 91,133   96.7 %  $76,325     95.6 %
  Multifamily (1)                  603    0.4        610      0.4        741      0.6        942    1.0        979      1.2
  Commercial real estate           429    0.3        593      0.4        833      0.7        384    0.4        411      0.5
  Land, construction/
   development                       -      -         58      0.1        118      0.1        403    0.4        404      0.5
  Home equity                      731    0.5        597      0.4        822      0.7      1,258    1.3      1,421      1.8
                              -------- ------    --------  ------   --------    -----    -------  -----    -------    -----
    Total mortgage loans      $155,566   99.9 %  $138,782    99.8 % $115,955     99.9 % $ 94,120   99.8 %  $79,540     99.6 %
                              --------  -----    --------   -----   --------    -----   --------  -----    -------    -----
Other loans
  Commercial credit lines            -      -           -       -          -        -          -      -        150      0.2
  Loans on savings deposits        155    0.1         316     0.2        144      0.1        181    0.2        192      0.2
                              --------  -----    --------   -----   --------    -----   --------  -----    -------    -----
    Total other loans              155    0.1         316     0.2        144      0.1        181    0.2        342      0.4
                              --------  -----    --------   -----   --------    -----   --------  -----    -------    -----
       Loans receivable,
        gross                 $155,721  100.0 %  $139,098   100.0 %  $116,099   100.0 % $ 94,301  100.0 %  $79,882    100.0%
                              --------  =====    --------   =====    --------   =====   --------  =====    -------    =====
  Less:
    Loans in process          $      -           $      -             $     -           $      -           $     -
    Deferred loan fees             234                281                 327                377               438
    Allowance for loan losses      300                300                 300                300               300
                              --------           --------            --------           --------           -------
       Loans receivable, net  $155,187           $138,517            $115,472           $ 93,624           $79,144
                              ========           ========            ========           ========           =======

(1) Multifamily includes participation in Community Investment Corporation ("CIC") of $386,000 at June 30, 2000, $333,000 at June 30, 1999, $389,000 at
June 30, 1998, $413,000 at June 30, 1997, and $381,000 at July 31, 1996. CIC is
a not-for-profit tax-exempt corporation whose purpose is to focus the resources and expertise of the financial community to revitalize certain neighborhoods in Chicago.


         MORTGAGE LOANS. At June 30, 2000, over 98.0% of the Bank's $155.6 million mortgage loan portfolio consisted of mortgage loans secured by one- to four-family residential real estate. While the Bank offers adjustable-rate mortgage products, the Bank's customer base has historically favored fixed-rate mortgage loans, which are generally priced off the Fannie Mae delivery rate with adjustments relating to local competition and the availability of funds. At June 30, 2000, approximately 97.0% of the Bank's mortgage portfolio was comprised of fixed-rate loans. The balance of the mortgage loan portfolio is comprised of adjustable rate loans, including approximately $3.9 million of one-to four-family residential mortgages, the majority of which are tied to the National Cost of Funds Index and adjust annually to rates from 2.5% to 2.75% over the Index. These loans carry annual caps and life-of-the-loan ceilings to protect borrowers against sudden rate volatility. Generally, adjustable rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Bank's policy to underwrite its adjustable rate mortgage loans based on the fully indexed origination rate. The Bank currently has no mortgage loans that are subject to negative amortization. Management intends to continue to emphasize fixed rate loans secured by single family owner-occupied units. The Bank also makes home equity loans.

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

         The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                                                           FOR THE YEAR ENDED JUNE 30,
                                                             -----------------------------------------------------
                                                                  2000                1999                 1998
                                                             -------------       -------------      --------------
                                                                                (Dollars in thousands)
     Loan balances at beginning of year                      $     139,098       $     116,099      $       94,301
                                                             -------------       -------------      --------------
     Mortgage loans originated:
        One-to four-family                                          32,079              43,587              38,612
        Multifamily                                                    270                  98                  34
        Commercial real estate                                           -                   -                 550
                                                             -------------       -------------      --------------
          Total mortgage loans originated                           32,349              43,685              39,196
     Other loans originated:
        Other loans                                                    173                 449                 249
                                                             -------------       -------------      --------------
          Total loans originated                                    32,522              44,134              39,445
                                                             -------------       -------------      --------------
     Additional draws - open-end home equity loans                     475                 279                 428
     Principal repayments                                          (16,296)            (21,414)            (17,838)
     Loans transferred to foreclosed real estate                       (78)                  -                   -
     Loans sold                                                          -                   -                (237)
                                                             -------------       -------------      --------------
     Loan balances at end of year                            $     155,721       $     139,098      $      116,099
                                                             =============       =============      ==============


         INCOME FROM LENDING ACTIVITIES. The Bank realizes interest income and servicing fee income from its lending activities. For the most part, interest rates charged by the Bank on loans are determined by local competition, although they also reflect general interest rates, demand for loans and availability of funds.

         The Bank charges service fees, late payment and other miscellaneous service fees. During the years ended June 30, 2000, 1999 and 1998, the Bank recognized fees totaling $15,000, $16,000 and $18,000, respectively.

         LOAN MATURITY. The following table shows the contractual maturity of the Bank's loan portfolio at June 30, 2000. Loans are shown as due based on their contractual terms to maturity rather than when interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

                                             MORTGAGE LOANS                                       TOTAL LOANS
                                -----------------------------------------------        -------------------------------
                                ONE-TO                                                                        WEIGHTED
DUE DURING YEAR                  FOUR-      MULTI-      COMMERCIAL        HOME         OTHER                  AVERAGE
ENDING JUNE 30,                 FAMILY      FAMILY      REAL ESTATE      EQUITY        LOANS        AMOUNT     RATE
---------------                 ------      ------      -----------      ------        -----        ------     ----
                                                         (Dollars in thousands)
2001                        $       97    $     7          $   11        $  28       $  61     $     204       8.28 %
2002                               214         19               -          250          33           516       8.86
2003                               339         10              50           81          61           541       7.89
2004 and 2005                      715         27               -           99           -           841       8.32
2006 to 2011                    13,385          -               -          273           -        13,658       7.05
2012 to 2016                    31,603        290              20            -           -        31,913       6.85
2017 to 2021                     4,304        250             348            -           -         4,902       7.42
2022 and following             103,146          -               -            -           -       103,146       7.08
                            ----------    -------          ------        -----       -----     ---------    -------
Total loans due, gross      $  153,803    $   603          $  429        $ 731       $ 155     $ 155,721        7.06 %
                            ==========    =======          ======        =====       =====     =========    ========

         The following table sets forth at June 30, 2000, the dollar amount of loans due after June 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                   DUE AFTER JUNE 30, 2001
                                                          ---------------------------------------------
                                                            FIXED         ADJUSTABLE          TOTAL
                                                          ---------       ----------      -------------
                                                                    (Dollars in thousands)
         Mortgage loans:
           One- to four-family                            $ 149,839        $   3,867      $     153,706
           Multifamily                                          596                -                596
           Commercial real estate                               398               20                418
           Home equity                                            -              703                703
                                                          ---------        ---------      -------------
         Total mortgage loans                             $ 150,833        $   4,590      $     155,423
         Other loans                                             94                -                 94
                                                          ---------        ---------      -------------
           Total loans                                    $ 150,927        $   4,590      $     155,517
                                                          =========        =========      =============


DELINQUENCIES AND NON-PERFORMING ASSETS

         DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. Contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, deficiencies are cured promptly. If the deficiency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank may institute measures to remedy the default, including commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale. If the Bank acquires the property at judicial sale or accepts a voluntary deed of the secured property in lieu of foreclosure, the acquired property is then listed in the Bank's Foreclosed Real Estate ("FRE") account until it is sold. At June 30, 2000, the Bank had one FRE, which amounted to $78,000. The Bank is permitted to finance sales from its FRE account by "loans to facilitate," which involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Bank's underwriting guidelines. Currently, the Bank has no such "loans to facilitate."

         The following table sets forth information with respect to the Bank's non-performing assets (which includes loans that are delinquent for 90 days or more and FRE) at the dates indicated. At June 30, 2000, there were no loans other than those included in the table below with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

                                                                      AT JUNE 30,
                                                  ------------------------------------------------       AT JULY 31,
NON-PERFORMING LOANS:                               2000          1999         1998           1997          1996
---------------------                             --------      --------     --------       -------      -----------
                                                                      (Dollars in thousands)
Mortgage loans:
    One- to four-family                           $    249      $    186     $    342       $   199       $     69
    Multifamily                                          -             7            -             -              -
    Commercial real estate                               -             -            -             -              -
    Land, construction and development                   -             -            -             -              -
    Home equity                                          -             -            -             -             49
    Other loans                                          -             -            -             -              -
                                                  --------      --------     --------       -------       --------
      Total non-performing loans                       249           193          342           199            118
                                                  --------      --------     --------       -------       --------
Foreclosed real estate                                  78             -            -             -              -
                                                  --------      --------     --------       -------       --------
      Total non-performing assets                 $    327      $    193     $    342       $   199       $    118
                                                  ========      ========     ========       =======       ========

Total non-performing loans to total loans             0.16 %        0.14 %       0.29 %        0.21 %         0.15 %
Total non-performing assets to total assets           0.15          0.09         0.16          0.09           0.06


         A loan is placed on non-accrual status when it becomes 90 days or more delinquent and when the collection of principal and/or interest becomes doubtful. At June 30, 2000, the Bank had one single family residential loan with an outstanding principal balance of $113,000 that was non-accruing. At June 30, 1999, the Bank had one single family residential loan with an outstanding principal balance of $70,000 that was non-accruing. At June 30, 1998 the Bank had no non-accrual loans. For the years ended June 30, 2000 and 1999 and 1998 the amount of interest income that would have been recorded on non-accrual loans had such loans been accruing interest in accordance with their terms was $4,000, $4,000 and $0, respectively. Interest earned on loans 90 days or more delinquent and still accruing interest amounted to $9,000, $11,000, and $25,000 for the fiscal years ended June 30, 2000, 1999 and 1998 respectively.

         The Bank's non-performing assets at June 30, 2000, consisted of two one- to four-family residential loans with an aggregate outstanding principal balance of $249,000, and a single one- to four- family FRE property with a carrying balance of $78,000. The Bank's non-performing assets at June 30, 1999 consisted of two one-to four-family residential loans, with an aggregate outstanding principal balance of $186,000 and one multi-family residential loan with an aggregate outstanding principal balance of $7,000. The Bank's non-performing assets at June 30, 1998, consisted of three one-to four-family residential loans, with an aggregate outstanding principal balance of $342,000. The properties underlying the non-performing loans and the FRE are located in the Chicago metropolitan area.

         CLASSIFIED ASSETS. OTS regulations require that each saving association classify its assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations of savings associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. OTS regulations provide for three adverse classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings association to a sufficient degree of risk to warrant classifications, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the savings association to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss or charge off such amount. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its loans at June 30, 2000, the Bank had one loan which met the criteria for classification as "Substandard" and no potential problem loans which met the criteria for classification as "Special Mention" or "Doubtful".

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Bank's underwriting policies. The allowance for loan losses is maintained at an amount considered adequate to provide for losses in the portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions and the Bank's actual experience differ substantially from the conditions and experience used in the assumptions upon which the initial determinations are based. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyzes all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

         While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio as part of a future regulatory examination, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Moreover, no assurance can be made that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control. The directors of the Bank and the Company have reviewed, on a quarterly basis, the provision for loan losses and the allowance for loan losses and the assumptions utilized by management as to their reasonableness and adequacy. Specific valuation reserves are provided for individual loans which are contractually past due (including loans classified Substandard or Doubtful) when ultimate collection is considered questionable by management after reviewing the current status of such loans and considering the net realizable value of the security for the loan.

         The following table analyzes activity in the Bank's allowance for loan losses during the periods indicated.

                                                                                            AT OR FOR
                                                                                            THE ELEVEN    AT OR
                                                                   AT OR FOR THE              MONTHS     FOR THE
                                                                YEAR ENDED JUNE 30,           ENDED     YEAR ENDED
                                                       --------------------------------      JUNE 30,    JULY 31,
   ALLOWANCE FOR LOAN LOSSES                             2000         1999        1998          1997       1996
   -------------------------                           -------       ------      ------     ----------  ----------
                                                                              (Dollars in thousands)
   Balance at beginning of period                      $   300       $  300      $  300      $ 300      $  166
   Provision for loan losses                                 -            -           -          -         138
   Charge-offs:
     Mortgage loans:
        One- to- four-family                                 -            -           -          -           -
        Multifamily                                          -            -           -          -          (4)
        Commercial real estate                               -            -           -          -           -
        Land, construction and development                   -            -           -          -           -
        Home equity                                          -            -           -          -           -
     Other loans                                             -            -           -          -           -
                                                       -------       ------      ------      -----      ------
           Total charge-offs                                 -            -           -          -          (4)
                                                       -------       ------      ------      -----      ------
   Recoveries                                                -            -           -          -           -
                                                       -------       ------      ------      -----      ------
   Balance at end of year                              $   300          300      $  300      $ 300      $  300
                                                       =======       ======      ======      =====      ======
   Allowance for loan losses to total loans
      at the end of the period (1)                        0.19 %       0.22 %      0.26 %     0.32 %      0.38 %
   Allowance for loan losses to total
     non-performing loans at end of period              120.48       155.44       87.72     150.75      254.24
   Allowance for loan losses to total
     non-performing assets at end of period              91.74       155.44       87.72     150.75      254.24
   Net charge-offs to average loans outstanding              -            -           -          -        0.01

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

                                                                      AT JUNE 30,
                                     -----------------------------------------------------------------------------
                                                   2000                                   1999
                                     --------------------------------------  -------------------------------------
                                                                PERCENT OF                            PERCENT OF
                                                              LOANS IN EACH                          LOANS IN EACH
                                     ALLOWANCE   PERCENT OF    CATEGORY TO   ALLOWANCE   PERCENT OF    CATEGORY TO
                                      AMOUNT     ALLOWANCE     GROSS LOANS    AMOUNT     ALLOWANCE    GROSS LOANS
                                      ------     ---------     -----------    ------     ---------    -----------
                                                               (Dollars in thousands)
Mortgage loans:
   One- to four-family               $    264      88.0 %          98.7 %    $    237        79.1 %       98.5 %
   Multifamily                              1       0.3             0.4             3         1.0          0.4
   Commercial real estate                   4       1.3             0.3             6         2.0          0.4
   Land, construction and development       -         -               -             1         0.3          0.1
   Home equity                              2       0.7             0.5             1         0.3          0.4
Other loans                                 -         -             0.1             -           -          0.2
Unallocated                                29       9.7               -            52        17.3            -
                                     --------     -----           -----      --------       -----        -----
   Total                             $    300     100.0 %         100.0 %    $    300       100.0 %      100.0 %
                                     ========     =====           =====      ========       =====        =====


                                                               AT JUNE 30,
                              --------------------------------------------------------------------------
                                            1998                                 1997
                              ------------------------------------  ------------------------------------
                                                      PERCENT OF                            PERCENT OF
                                                     LOANS IN EACH                         LOANS IN EACH
                              ALLOWANCE  PERCENT OF  CATEGORY TO    ALLOWANCE  PERCENT OF  CATEGORY TO
                                AMOUNT   ALLOWANCE   GROSS LOANS     AMOUNT    ALLOWANCE   GROSS LOANS
                                ------   ---------   -----------     ------    ---------   -----------
                                                                       (Dollars in thousands)
Mortgage loans:
   One- to four-family        $   125      41.7 %       97.8 %      $  105       35.0 %        96.7 %
   Multifamily                      4       1.3          0.6             5        1.7           1.0
   Commercial real estate           8       2.7          0.7             4        1.3           0.4
   Land, construction and
      Development                   1       0.3          0.1             2        0.7           0.4
   Home equity                      2       0.7          0.7             3        1.0           1.3
Other loans                         -         -          0.1             -          -           0.2
Unallocated                       160      53.3            -           181       60.3             -
                              -------     -----        -----        ------      -----         -----
   Total                      $   300     100.0 %      100.0 %      $  300      100.0 %       100.0 %
                              =======     =====        =====        ======      =====         =====

                                        AT JULY 31,
                                           1996
                              ------------------------------------
                                                      PERCENT OF
                                                     LOANS IN EACH
                              ALLOWANCE  PERCENT OF  CATEGORY TO
                                AMOUNT   ALLOWANCE   GROSS LOANS
                                ------   ---------   -----------

Mortgage loans:
   One- to four-family         $    85      28.3 %       95.6 %
   Multifamily                       5       1.7          1.2
   Commercial real estate            4       1.3          0.5
   Land, construction and
      Development                    2       0.7          0.5
   Home equity                       4       1.3          1.8
Other loans                          -         -          0.4
Unallocated                        200      66.7            -
                               -------     -----        -----
   Total                       $   300     100.0 %      100.0 %
                               =======     =====        =====

INVESTMENT ACTIVITIES

         GENERAL. The investment policy of the Bank, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide and maintain adequate liquidity, maintain a balance of high quality, diversified investments, minimize risks to the Bank and complement the Bank's lending activities. The investment policy is implemented by the Chief Financial Officer and the President. The policy designates the Chief Financial Officer as the investment manager authorized to oversee the daily operations of the investment portfolio. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and these levels are believed adequate to meet the requirements of normal operations, including potential deposit outflows. At June 30, 2000, the Bank's liquidity ratio for regulatory purposes was 33.60%. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the 2000 Annual Report to Stockholders.

         As required by Statement of Financial Accounting Standards ("SFAS") 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of earnings. At June 30, 2000, the Bank had no securities which were classified as trading. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after tax basis, as a separate component of accumulated other comprehensive income in stockholders' equity. At June 30, 2000, $27.0 million of mortgage-backed and other investment securities were classified as available-for-sale. At June 30, 2000, mortgage-backed securities held-to-maturity totaled $17.9 million and had a fair value of $17.2 million.

         MORTGAGE-BACKED SECURITIES. The Bank invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand.

         At June 30, 2000, all securities in the Bank's mortgage-backed securities portfolio were directly insured or guaranteed by Fannie Mae or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), thereby providing the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they are collected. The Bank's mortgage-backed securities portfolio had a weighted average yield of 6.66% at June 30, 2000.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank. In general, mortgage-backed securities issued or guaranteed by the Government National Mortgage Association ("Ginnie Mae"), Fannie Mae and Freddie Mac and certain AAA rated mortgage-backed pass through securities are weighted at no more than 20% for risk based regulatory capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

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

         INVESTMENT SECURITIES. Federal savings associations have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federal savings association is otherwise authorized to make directly. The Bank, from time to time, has used investment securities to supplement loan volume and to provide short- and intermediate-term assets for asset/liability management purposes. From time to time, the Bank has invested in high quality investment securities with various terms to maturity. At June 30, 2000, the Company had $7.5 million invested in preferred stocks and mutual funds. These equity investments are held in the Company's available-for-sale portfolio, and are carried at fair value, as shown in the table below. Certain of these equity investments currently have unrealized holding losses of $468,000. The unrealized holding losses are monitored by management for other than temporary impairment. Also management views these investments with a longer time horizon for return on the Company's investment.

         The following table sets forth activity in the Company's mortgage-backed and other investment securities portfolio for the periods indicated.

                                                                    FOR THE YEAR ENDED JUNE 30,
                                                     ----------------------------------------------------
                                                          2000                 1999                1998
                                                     -------------       --------------      -------------
                                                                         (In thousands)
Held-to-maturity:
    Amortized cost at beginning of year              $      28,567       $     46,729        $      47,376
    Purchases/sales, net                                         -                  -               10,192
    Principal repayments                                   (10,419)           (17,863)             (10,602)
    Premium and discount amortization, net                    (254)              (299)                (237)
                                                     -------------       ------------        -------------
    Amortized cost at end of year                    $      17,894       $     28,567        $      46,729
                                                     -------------       ------------        -------------

Available-for-sale
    Amortized cost at beginning of year              $      29,495       $     35,550        $      61,376
    Purchases/sales, net                                     4,406             11,188               (7,440)
    Principal repayments                                    (5,473)           (17,165)             (18,331)
    Premium and discount amortization, net                     (80)               (78)                 (55)
                                                     -------------       ------------        -------------
    Amortized cost at end of year                    $      28,348       $     29,495        $      35,550
                                                     -------------       ------------        -------------
      Total mortgage-backed and other
         investment securities portfolio             $      46,242       $     58,062        $      82,279
                                                     =============       ============        =============


         The following table sets forth certain information regarding the amortized cost and fair value of the Company's mortgage-backed and other investment securities at the dates indicated.

                                                                            AT JUNE 30,
                                         -----------------------------------------------------------------------------
                                                   2000                        1999                      1998
                                         ------------------------    ----------------------    -----------------------
                                          AMORTIZED                  AMORTIZED                  AMORTIZED
                                            COST       FAIR VALUE      COST      FAIR VALUE       COST      FAIR VALUE
                                         ----------    ----------  -----------   ----------    ----------   ----------
                                                                           (In thousands)
Held-to-maturity:
 Fannie Mae                              $   17,894    $  17,227   $   28,567    $  28,055     $   44,284   $  44,087
 Freddie Mac                                      -            -            -            -          2,445       2,473
                                         ----------    ---------   ----------    ---------     ----------   ---------
  Total held-to-maturity                 $   17,894    $  17,227   $   28,567    $  28,055     $   46,729   $  46,560
                                         ----------    ---------   ----------    ---------     ----------   ---------
Available-for-sale:
 Fannie Mae                              $   18,475    $  17,723   $   23,344    $  22,974     $   22,576   $  22,693
 Freddie Mac                                  1,792        1,746        2,480        2,473         10,369      10,342
 Mutual funds and preferred stock             8,081        7,511        3,671        3,320          2,605       2,569
                                         ----------    ---------   ----------    ---------     ----------   ---------
  Total available-for-sale               $   28,348    $  26,980   $   29,495    $  28,767     $   35,550   $  35,604
                                         ----------    ---------   ----------    ---------     ----------   ---------

Total mortgage-backed and other
 investment securities portfolio         $   46,242    $  44,207   $   58,062    $  56,822     $   82,279   $  82,164
                                         ==========    =========   ==========    =========     ==========   =========

         The table below sets forth certain information regarding the amortized cost, fair value, weighted average yields and stated maturity of the Company's mortgage-backed and other investment securities portfolio at June 30, 2000. No effect has been given to prepayments or amortization of securities. There were no mortgage-backed securities (exclusive of obligations of the U.S. Government and any federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at June 30, 2000.

                                                                     AT JUNE 30, 2000
                                                   -------------------------------------------------
                                                                                            WEIGHTED
                                                    AMORTIZED              FAIR             AVERAGE
                                                       COST                VALUE            COUPON
                                                   -----------         -----------        ----------
                                                                   (Dollars in thousands)
HELD-TO-MATURITY:
No stated maturity date                            $         -         $         -                - %
Due within 1 year                                        7,864               7,518             6.24
Due after 1 year but within 5 years                      1,127               1,080             7.50
Due after 5 years but within 10 years                      109                 105             7.00
Due after 10 years                                       8,794               8,524             7.16
                                                   -----------         -----------        ---------
  Total held-to-maturity                           $    17,894         $    17,227             6.70 %
                                                   -----------         -----------        ---------

AVAILABLE-FOR-SALE:
No stated maturity date                            $     5,466         $     5,061             5.55 %
Due within 1 year                                        2,392               2,275             6.03
Due after 1 year but within 5 years                      3,805               3,666             7.27
Due after 5 years but within 10 years                    6,503               6,256             6.48
Due after 10 years                                      10,182               9,722             7.09
                                                   -----------         -----------        ---------
  Total available-for-sale                         $    28,348         $    26,980             6.58 %
                                                   -----------         -----------        ---------

TOTAL:
No stated maturity date                            $     5,466         $     5,061             5.55 %
Due within 1 year                                       10,256               9,793             6.19
Due after 1 year but within 5 years                      4,932               4,746             7.32
Due after 5 years but within 10 years                    6,612               6,361             6.48
Due after 10 years                                      18,976              18,246             7.12
                                                   -----------         -----------        ---------
  Total mortgage-backed securities
  and investment portfolio                         $    46,242         $    44,207             6.66 %
                                                   ===========         ===========        =========


         REAL ESTATE INVESTMENT. At June 30, 2000, the Company had no investment in real estate held for sale and development. The investment in real estate held for sale and development originally consisted of 158 single family detached home sites and a 15-acre commercial parcel in a Planned Unit Development named the Trails of Olympia Fields. At June 30, 1999, the Bank had nearly liquidated this investment through sales, and only one five-acre commercial parcel with a book value of $262,000 remained unsold. This parcel was sold in July 1999 at an auction without reservation. The sale price, net of all selling cost, was approximately $154,000, resulting in a loss of approximately $108,000. A loss accrual was recorded by the Company in the quarter ended June 30, 1999 for this amount. Through the sale of this property, the Company expects to benefit in future years from a reduction of operating expenses related to the property of approximately $40,000 annually and from the ability to invest the proceeds of the sale in income-earning assets.

The Bank is currently the plaintiff in litigation brought against the Home Owners Association of the Trails of Olympia Fields and individual members of its Home Owners Association for actions by these defendants that impeded the orderly development of the Trails of Olympia Fields. This trial, which was scheduled for May 2000, was summarily postponed by the trial judge in order to deal with the issue of punitive damages. A new trial date has not yet been set.

         At the same time, the Company's attorneys became aware of what the Company and its counsel believe is material evidence that implicates not only the defendants, but also one of their attorneys in alleged misconduct in the defense of their case. As a result, additional depositions were necessitated. Also, the Bank's co-plaintiff went through a bankruptcy without disclosing this suit as an asset. The co-plaintiff's bankruptcy case has since been reopened, and the Bank has incurred expenses related to filing a claim as a creditor, and to maintain control of the direction of the suit. The Bank did not anticipate these increased expenses. Overall, the Bank's position has been strengthened, but not without cost, and the Company believes it will ultimately prevail on the merits of the case. The Company expects to incur additional legal and other expenses in the future in connection with this action.

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

         SAVINGS DEPOSITS. The Bank offers several types of savings programs to attract short term and long term savings deposits, including passbook, various NOW accounts, money market deposit accounts and a variety of fixed-rate, money market certificates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank's savings deposits are obtained predominantly from the areas near its office locations. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain savings deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain savings deposits. At June 30, 2000, the Bank had approximately $115.5 million outstanding in savings deposits.

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

                                                                       AT JUNE 30,
                                   --------------------------------------------------------------------------------------
                                               2000                       1999                         1998
                                   ----------------------------- --------------------------  ----------------------------
                                              PERCENT   WEIGHTED         PERCENT   WEIGHTED           PERCENT    WEIGHTED
                                              OF TOTAL  AVERAGE          OF TOTAL  AVERAGE            OF TOTAL   AVERAGE
                                     AMOUNT   DEPOSITS   RATE    AMOUNT  DEPOSITS    RATE    AMOUNT   DEPOSITS     RATE
                                     ------   --------   ----    ------  --------    ----    ------   --------     ----
                                                                (Dollars in thousands)
Noninterest-bearing NOW accounts    $ 6,592      5.7 %       - % $  5,949    4.8 %       - % $ 5,847      4.7 %        - %
Interest-bearing NOW accounts         8,944      7.8      2.01     10,020    8.1      2.01     7,668      6.2       2.01
Money market demand accounts         10,752      9.3      3.24     10,865    8.8      2.82    11,797      9.5       3.31
Passbook accounts                    37,447     32.4      2.50     39,358   31.7      2.50    38,838     31.4       2.50
Certificates of deposit              51,759     44.8      5.09     57,725   46.6      4.86    59,685     48.2       5.37
                                   --------    -----             --------  -----             --------   -----
  Total                            $115,494    100.0 %    3.55 % $123,917  100.0 %    3.47 % $123,835   100.0 %     3.81 %
                                   ========    =====             ========  =====             ========   =====


         The following table presents the savings deposit activity of the Bank for the periods indicated.

                                                                        FOR THE YEAR ENDED JUNE 30,
                                                          ----------------------------------------------------
                                                              2000                 1999                1998
                                                          -----------           ----------         -----------
                                                                            (Dollars in thousands)
Deposits                                                  $   320,503           $  300,897         $   263,421
Withdrawals                                                  (332,933)            (305,172)           (267,098)
                                                          -----------           ----------         -----------
Deposits in excess of (less than) withdrawals                 (12,430)              (4,275)             (3,677)
Interest credited                                               4,007                4,357               4,531
                                                          -----------           ----------         -----------
  Total increase (decrease) in savings deposits           $    (8,423)          $       82         $       854
                                                          ===========           ==========         ===========


         At June 30, 2000, the Bank had $7.2 million in certificate accounts with a balance of $100,000 or greater maturing as follows:

                                                                     WEIGHTED
                                                 AMOUNT            AVERAGE RATE
                                                -----------        ------------
                                                      (Dollars in thousands)
Maturity Period
---------------
Within three months                             $     2,790             4.69 %
After three but within six months                     1,110             5.52
After six but within 12 months                        1,119             4.98
After 12 months                                       2,221             5.61
                                                -----------
  Total                                         $     7,240             5.15 %
                                                ===========

         The following table sets forth the amount of certificates of deposit outstanding at the dates indicated and the remaining period to maturity of the certificates of deposit outstanding at June 30, 2000.

                                 PERIOD TO MATURITY AT JUNE 30, 2000
                               ----------------------------------------
                                                 ONE TO       MORE THAN              TOTAL AT JUNE 30,
                                 LESS THAN        THREE       THREE TO      -----------------------------------
     INTEREST RATE RANGE         ONE YEAR         YEARS      FIVE YEARS        2000         1999          1998
     -------------------       ------------     --------    ------------    ---------    ---------     --------
                                                           (In thousands)
     4.00% and below            $       411     $      -     $         -    $     411    $     145     $    265
     4.01% to 5.00%                  22,773        3,241             266       26,280       31,998        9,868
     5.01% to 6.00%                  12,590        4,908             745       18,243       25,569       48,559
     6.01% to 7.00%                   2,582        4,243               -        6,825           13          993
                                -----------     --------     -----------    ---------    ---------     --------
       Total                    $    38,356     $ 12,392     $     1,011    $  51,759    $  57,725     $ 59,685
                                ===========     ========     ===========    =========    =========     ========


         BORROWINGS. Although savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank has in the past relied upon advances from the FHLB of Chicago and, to a lesser extent, reverse repurchase agreements, to supplement its supply of funds and to meet deposit withdrawal requirements. The Bank may obtain advances from the FHLB of Chicago on the security of the capital stock of the FHLB of Chicago it owns and certain of its home mortgage loans and/or mortgage-backed and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Chicago prescribes acceptable uses to which the advances pursuant to each program may be used as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Bank's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time been used to meet the Bank's liquidity needs. At June 30, 2000, the Bank had $66.0 million in FHLB of Chicago borrowings. Certain advances are callable by the FHLB as follows: $5,000,000 in advances due in 2004 are callable quarterly beginning November 2000; $13,000,000 in advances due in 2008 are callable quarterly beginning June, 2001; $8,000,000 in advances due in 2005 are callable quarterly beginning May 2002; and $12,000,000 in advances due in 2008 have a one time call date of June 19, 2003. The Company also has the capability to borrow additional funds upon complying with the FHLB of Chicago's collateral requirements.

         The Bank at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were no securities sold under agreements to repurchase outstanding at or during fiscal years 2000, 1999, and 1998.

         The following table sets forth certain information regarding borrowings at the dates and for the periods indicated:

                                                                                 AT OR FOR THE YEAR ENDED JUNE 30,
                                                                                ------------------------------------
                                                                                  2000           1999          1998
                                                                                ---------     ---------     ----------
                                                                                             (Dollars in thousands)
FHLB of Chicago advances:
   Maximum amount outstanding at any month-end during the year                   $66,000      $  52,000     $  53,000
   Average daily balance outstanding                                              55,556         52,070        48,530
   Balance outstanding at end of year                                             66,000         52,000        53,000
   Weighted average daily interest rate during the year                             5.77 %        5.67 %         6.61 %
   Weighted average interest rate at end of year                                    6.10 %        5.59 %         5.59 %


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

PERSONNEL

         At June 30, 2000, the Bank employed 48 full time and 13 part time employees. At June 30, 2000, 56% of the Bank's full time employees had been with the Bank for more than ten years. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. The Bank seeks to compensate its personnel at a level competitive with its savings institution peers in order to retain highly qualified employees.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The gain or loss due to changes in fair value is recognized in earnings or as other comprehensive income in the statement of stockholders' equity, depending on the type of instrument and whether or not it is considered a hedge. In June 1999, the FASB issued Statement 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of Statement No. 133." This statement deferred the adoption of Statement 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company's adoption of Statement 133, effective July 1, 2000, is not expected to have a material impact on the Company's future financial condition or its results of operations.


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

         TAX BAD DEBT RESERVES. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to its loans, which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the 1996 Tax Act, the Bank is now required to recapture (take into income) over a multi-year period a portion of the balance of its bad debt reserve as of July 31, 1996 equal to $500,000, which will require the Bank to report an additional tax liability of $194,000. This liability has already been provided for and will not have an adverse impact on the Bank's financial condition or results of operations.

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

         The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to make non-dividend distributions to the Company.

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

STATE AND LOCAL TAXATION

         The Bank may file a combined Illinois income tax return with the Company. For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.18% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois Taxable Income of the Bank. As of June 30, 2000, the Bank has approximately $5.6 million of Illinois' net loss deduction carry forward that can be utilized to reduce Illinois taxable income in the future.

         As an Illinois holding company, the Company pays an annual franchise tax to the State of Illinois.

         The Company files a combined Illinois income tax return with the Bank. The Company is taxed at an effective rate equal to 7.18% of Illinois taxable income as defined above.


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

         On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLB Act"). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on the Company and the Bank, where relevant, is discussed throughout the regulation section below.

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

         LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion but generally does not include real estate. At June 30, 2000, the Bank's regulatory limit on loans to one borrower was $3.2 million. At June 30, 2000, the Bank's largest aggregate amount of loans to one borrower was $497,000, and the second largest borrower had an aggregate balance of $479,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

         QTL TEST. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, education loans, and credit card loans. At June 30, 2000, the Bank maintained 99% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

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

         At June 30, 2000, the Bank met each of its capital requirements.

         The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 2000.

                                                                                                    EXCESS OF BANK
                                                                          OTS CAPITAL             CAPITAL OVER OTS
                                             BANK CAPITAL                REQUIREMENTS           CAPITAL REQUIREMENT
                                      ------------------------     -----------------------    ------------------------
                                         AMOUNT        PERCENT        AMOUNT       PERCENT       AMOUNT        PERCENT
                                         ------        -------        ------       -------       ------        -------
                                                                     (Dollars in thousands)
         Tangible capital.........    $   21,554        10.28 %    $   3,145        1.5 %     $   18,409         8.78 %
         Core capital.............        21,554        10.28          6,291        3.0           15,263         7.28
         Risk-based capital.......        21,854        22.93          7,625        8.0           14,229        14.93

         A reconciliation between the Bank's regulatory capital and Stockholder's equity at June 30, 2000 is presented below.

                                                               TANGIBLE           CORE           RISK-BASED
                                                                CAPITAL          CAPITAL           CAPITAL
                                                              ----------       ----------       ------------
                                                                                (Dollars in thousands)
       Stockholder's equity............................       $   21,111       $   21,111       $     21,111
       Unrealized loss on mortgage-backed and
           other investment securities available-for-
           sale, net of tax............................              443              443                443
       Allowance for loan losses.......................                -                -                300
                                                              ----------       ----------       ------------
       Regulatory capital................................     $   21,554       $   21,554       $     21,854
                                                              ==========       ==========       ============


         LIMITATION ON CAPITAL DISTRIBUTIONS. Under OTS capital distribution regulations, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described below. See "Prompt Corrective Regulatory Action".

         LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 2000, was 34.07%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed by totaling three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for others loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment. Management believes that any change in its rate of OTS assessments under the amended regulations will not be material.

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

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The OTS regulations also prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

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

         ENFORCEMENT. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution affiliated parties," including any controlling stockholder or any stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

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

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMELS financial institutions rating system). A savings association that has a total risk based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMELS financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk based capital of less than 6.0% or a Tier 1 risk based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. At June 30, 2000, the Bank met the criteria for being considered "well-capitalized".

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

         Pursuant to FDICIA, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "1996 Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. The 1996 Act authorized the FDIC to impose a special one-time assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF-assessable deposits as of March 31, 1995. For the Bank, the special assessment was $936,000. The impact on operations, net of related tax effects, reduced reported earnings by $617,000 for the eleven months ended June 30, 1997.

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

         In addition, the 1996 Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation ("FSLIC") to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Both BIF and SAIF-insured deposits are assessed the same FICO rates.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Chicago, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Chicago at June 30, 2000, of $3.3 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Chicago capital stock in amounts equal to $198,000, $190,000, and $171,000 respectively during the fiscal year ended June 30, 2000, 1999, and 1998. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would be affected.

         Under the GLB Act, membership in the Federal Home Loan Bank System is now voluntary for all federally-chartered savings associations, such as the Bank. The GLB Act also replaces the existing redeemable stock structure of the Federal Home Loan Bank System with a capital structure that requires each Federal Home Loan Bank to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice). The GLB Act requires the Federal Finance Housing Board ("FHFB") to promulgate uniform capital regulations for the Federal Home Loan Banks no later than November 12, 2000. Within 270 days after the publication of the final capital rule, the board of directors of each Federal Home Loan Bank must submit for FHFB approval a capital plan that the FHFB determines is best-suited for the Federal Home Loan Bank and its members. The GLB Act provides for a transition period to the new capital structure of up to five years from the date of enactment, during which time the prior capital provisions, as described above, are to remain in effect.

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

         NEW PRIVACY REGULATIONS. Pursuant to the GLB Act, the OTS has published final regulations implementing the privacy protection provisions of the GLB Act. These regulations, effective on November 13, 2000 with full compliance required by July 1, 2001, require each financial institution to adopt procedures to protect customers' "nonpublic personal information." The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank will be required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and intends to review and amend that policy, if necessary, for compliance with the regulations.

         ATM FEES. The GLB Act also requires the Bank to disclose, on its ATM machines and to its customers upon the issuance of an ATM card, any fees that may be imposed on ATM users. For older ATMs, the Bank will have until December 31, 2004 to provide such notices.

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

         Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions which they control. The Company is classified as a unitary savings and loan holding company because it only controls one thrift, the Bank. Under the GLB Act, any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999 is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are "grandfathered" under the GLB Act and may continue to operate as a unitary savings and loan holding company without any limitations in the types of business activities in which it can engage at the holding company level, provided the Bank continues to satisfy the QTL Test.

         In addition, for grandfathered savings and loan holding companies, such as the Company, the GLB Act also prohibits the sale of such entities to nonfinancial companies. This prohibition is intended to restrict the transfer of grandfathered rights to other entities and, thereby, prevent evasion of the limitation on the creation of new unitary savings and loan holding companies.

         The Company believes that the GLB Act will not have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets that the Company currently serves.

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

                                                                                                         NET BOOK
                                                                             DATE            LEASE       VALUE AT
                                                            LEASED OR      LEASED OR      EXPIRATION      JUNE 30,
                                                              OWNED         ACQUIRED          DATE          2000
                                                            ---------      ---------      ----------   --------------
                                                                                                       (In thousands)
       Main Office:
         Old McHenry Road
         Long Grove, Illinois 60047                           Owned           1980            -----          $3,464

       Branches:
         1601 North Milwaukee Avenue
         Chicago, Illinois  60647                             Owned           1941            -----             261

         8301 West Lawrence
         Norridge Illinois  60656                             (1)             1976            4/2006(2)          16

       -------------------------------
       (1) Land leased, building owned by the Bank.
       (2) The Bank has two five-year renewal options.


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

                                     PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS

         The information required by this Item is incorporated herein by reference to the inside back cover of the Company's 2000 Annual Report to Shareholders under the caption "Stockholder Information" which section is included in Exhibit 13.1 to this Report.

ITEM 6.           SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

                                                                                                        AT OR FOR THE  AT OR FOR THE
                                                                                                        ELEVEN MONTHS   YEAR ENDED
                                                                    AT OR FOR THE YEAR ENDED JUNE 30,   ENDED JUNE 30,   JULY 31,
                                                                   -----------------------------------  -------------- -------------
                                                                     2000         1999          1998        1997          1996 (1)
                                                                   --------     --------      --------  --------------  ------------
Selected Financial Condition Data:
   Total assets................................................... $215,674     $215,493      $220,604   $214,896       $194,624
   Loans receivable (net).........................................  155,187      138,517       115,472     93,624         79,144
   Allowance for loan losses......................................      300          300           300        300            300
   Mortgage-backed securities.....................................   37,363       54,014        79,764    107,595        102,411
   Savings deposits...............................................  115,494      123,917       123,835    122,981        137,177
   Borrowed funds.................................................   66,000       52,000        53,000     49,600         39,900
   Stockholders' equity...........................................   28,612       34,722        38,094     36,977         13,579

Selected Operating Data:
   Net interest income before provision for loan losses...........    6,212        6,370         6,442      5,346          4,704
   Net Income.....................................................      459          818         1,180        220            226
   Net income excluding special SAIF assessment, net of tax.......      459          818         1,180        837            226

Selected Financial Ratios:
    Bank Capital ratios: (1)
        Tangible..................................................    10.28%       12.78%       12.30%      12.13%          7.35%
        Core......................................................    10.28        12.78        12.30       12.13           7.35
        Risk-based................................................    22.93        30.49        31.76       34.03          21.59
    Return on average assets......................................     0.22         0.38         0.55        0.11           0.11

    Return on average assets excluding special SAIF
        assessment, net of tax....................................     0.22         0.38         0.55        0.41           0.11
    Return on average stockholders' equity........................     1.43         2.26         3.12        0.82           1.58
    Return on average stockholders' equity excluding
         special SAIF assessment..................................     1.43         2.26         3.12        3.13           1.58
    Consolidated equity to assets at end of period................    13.27        16.11        17.27        17.21          6.98
    Noninterest expense to average assets.........................     2.77         2.47         2.47         2.59          2.36
    Noninterest expense to average assets excluding
         special SAIF assessment..................................     2.77         2.47         2.47         2.13          2.36
    Non-performing assets as a percent of total assets............     0.15         0.09         0.16         0.09          0.06
    Allowance for loan losses as a percent of total loans.........     0.19         0.22         0.26         0.32          0.38
    Allowance for loan losses as a percent of non-performing
          loans...................................................   120.48       155.44        87.72       150.75        254.24

Per Share Data:
    Basic earnings per share...................................... $   0.24     $   0.37     $   0.50     $   0.27          N/A
    Diluted earnings per share....................................     0.24         0.37         0.49         0.27          N/A
    Book value per share..........................................    16.40        15.29        15.16        14.72          N/A
    Cash dividends per share......................................     0.20            -            -            -          N/A
    Dividend payout ratio.........................................    83.33 %          -            -            -          N/A

Stock Quotes:
    High (2)......................................................  $15.063      $18.500      $23.938      $16.125          N/A
    Low (2).......................................................   10.250       12.125       16.000       12.313          N/A
    At June 30....................................................   11.063       15.000       18.000       16.125          N/A

---------------------------------------------------------------
(1) Fairfield Savings Bank, FSB only.
(2) Quotes for 1997 include the period from December 19, 1996 to June 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to pages 5 through 24 of the Company's 2000 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which section is included in
Exhibit 13.1 to this Report.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to pages 6 through 8 of the Company's 2000 Annual Report to Stockholders under the caption "Quantitative and Qualitative Disclosures About Market Risk," which section is included in Exhibit 13.1 to this Report.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to pages 21 through 52 of the Company's 2000 Annual Report to Stockholders under the captions "Independent Auditors' Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which sections are included in Exhibit 13.1 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information included on pages 6 through 10 and 19 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," "Nominees for Election as Director," "Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

Listed below are all financial statements and exhibits filed as part of this report:
         a.       Financial Statements, Schedules, and Exhibits
         (1) The consolidated balance sheets of Big Foot Financial Corp. and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended June 30, 2000, 1999 and 1998 together with the related notes and the independent auditors' report of KPMG LLP, independent certified public accountants.
         (2)      Schedules omitted as they are not applicable.
         (3)      See Exhibit Index on following page.
         b.       Reports on Form 8-K - None.

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

              10.6                  Form of Employment Agreement between Fairfield Savings Bank, F.S.B. and Executive
                                    Officers.**

              10.7                  Form of Employee Retention Agreement between Big Foot Financial Corp., Fairfield
                                    Savings Bank, F.S.B. and certain employees.**

              10.8                  Lease Agreement of Fairfield Savings Bank, F.S.B. for Norridge Branch Office, dated April
                                    29, 1976.*

              10.9                  Amended and Restated Severance Pay Plan of Fairfield Savings Bank, F.S.B.,
                                    Adopted on September 17, 1996, Effective on December 19, 1996.**

             10.10(a)               Fairfield Savings Bank Profit Sharing and Savings Plan (as amended and restated
                                    effective August 1, 1989). *

             10.10(b)               Amendments No.1 (dated September 21, 1993), No. 2 (dated July 19, 1994) and No. 3
                                    (dated November 18, 1996) to the Fairfield Savings Bank Profit Sharing and Savings
                                    Plan.  **

             10.11(a)               Big Foot Financial Corp. 1997 Stock Option Plan. ***

             10.11(b)               Amendment No. 1 to the Big Foot Financial Corp. 1997 Stock Option Plan.  *****

             10.12(a)               Big Foot Financial Corp. 1997 Recognition and Retention Plan. ****

             10.12(b)               Amendment No. 1 to the Big Foot Financial Corp.1997 Recognition and
                                    Retention Plan.  *****

             13.1                   Portions of Big Foot Financial Corp. 2000 Annual Report to Stockholders.

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

***** Incorporated herein by reference to the Registrant's Form 10-K for the year ended June 30, 1999, filed with the Securities and Exchange Commission on September 28, 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2000.

         Big Foot Financial Corp.


         By:  /s/    George M. Briody
              -----------------------
         George M. Briody
         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           NAME                                          TITLE                             DATE
         /s/ George M. Briody                             President and Chief Executive Officer,   September 27, 2000
         ----------------------------------------         Director
         George M. Briody                                 (Principal Executive Officer)



         /s/ F. Gregory Opelka                            Executive Vice President,                September 27, 2000
         ----------------------------------------         Director
         F. Gregory Opelka


         /s/ Timothy L. McCue                             Senior Vice President,                   September 27, 2000
         ----------------------------------------         Chief Financial Officer
         Timothy L. McCue


         /s/ Michael J. Cahill                            Vice President, Controller               September 27, 2000
         ----------------------------------------
         Michael J. Cahill


         /s/ Stephen E. Nelson                            Director                                 September 27, 2000
         -----------------------------------------
         Stephen E. Nelson


         /s/ Eugene W. Pilawski                           Director                                 September 27, 2000
         ----------------------------------------
         Eugene W. Pilawski


         /s/ Joseph J. Nimrod                             Director                                 September 27, 2000
         ----------------------------------------
         Joseph J. Nimrod


         /s/ Walter E. Powers, M.D.                       Director                                 September 27, 2000
         ----------------------------------------
         Walter E. Powers, M.D.