Form 10-Q
period 2000-09-30
BIG FOOT FINANCIAL CORP
filed 2000-11-13
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

          (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                                               OUTSTANDING AT
            CLASS                                              NOVEMBER 9, 2000
            -----                                              ----------------
Common Stock, Par Value $.01                                      1,719,668

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.
           Consolidated Statements of Financial Condition (Unaudited)
           September 30, 2000 and June 30, 2000.................................          Page 3

           Consolidated Statements of Earnings (Unaudited) - Three months
           ended September 30, 2000 and 1999....................................          Page 4

           Consolidated Statements of Cash Flows (Unaudited) - Three months
           ended September 30, 2000 and 1999....................................          Page 5

           Notes to Unaudited Consolidated Financial Statements.................          Page 6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS............................................          Page 8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........          Page 14


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS....................................................          Page 14

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS............................          Page 14

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES......................................          Page 14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................          Page 14

ITEM 5.    OTHER INFORMATION....................................................          Page 15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................          Page 15

           SIGNATURES

                     Big Foot Financial Corp. and Subsidiary

                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                  September 30,        June 30,
                                                                                      2000               2000
                                                                                      ----               ----
                                      ASSETS
Cash and due from banks.........................................................   $  3,685           $  2,905
Interest-earning deposits.......................................................      3,582              3,429
Mortgage-backed securities held-to-maturity, at amortized cost
  (fair value of $11,097 at September 30, 2000 and $17,227 at June 30, 2000)....     11,330             17,894
Mortgage-backed securities available-for-sale, at fair value....................     18,711             19,469
Investment in mutual funds and preferred stock, at fair value...................      7,887              7,511
Loans receivable, net...........................................................    159,372            155,187
Accrued interest receivable.....................................................        974                954
Stock in Federal Home Loan Bank of Chicago, at cost.............................      3,500              3,300
Foreclosed real estate owned....................................................          -                 78
Office properties and equipment, net............................................      4,449              4,512
Prepaid expenses and other assets...............................................        375                435
                                                                                   --------           --------
Total assets....................................................................   $213,865           $215,674
                                                                                   ========           ========

                                   LIABILITIES
Noninterest-bearing NOW accounts................................................   $  5,941           $  6,592
Interest-bearing NOW accounts...................................................      8,731              8,944
Money market demand accounts....................................................      9,361             10,752
Passbook accounts...............................................................     36,222             37,447
Certificates of deposits........................................................     50,757             51,759
                                                                                   --------           --------
Total savings deposits..........................................................    111,012            115,494

Borrowed money..................................................................     70,000             66,000
Advance payments by borrowers for taxes and insurance...........................      1,017              2,054
Accrued interest payable and other liabilities..................................      2,737              3,514
                                                                                   --------           --------
Total liabilities...............................................................    184,766            187,062
                                                                                   --------           --------

                               STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued.......          -                  -
Common stock, $.01 par value, 8,000,000 shares authorized; 2,512,750 shares
  issued........................................................................         25                 25
Treasury stock, at cost (781,082 shares at September 30, 2000 and 767,082
  shares at June 30, 2000)......................................................     (9,726)            (9,567)
Additional paid-in capital......................................................     24,462             24,455
Retained earnings-substantially restricted......................................     17,024             16,948
Common stock acquired by the Employee Stock Ownership Plan......................     (1,306)            (1,306)
Common stock acquired by Recognition and Retention Plan.........................       (945)            (1,040)
Accumulated other comprehensive loss............................................       (435)              (903)
                                                                                   --------           --------
Total stockholders' equity......................................................     29,099             28,612
                                                                                   --------           --------
Total liabilities and stockholders' equity......................................   $213,865           $215,674
                                                                                   ========           ========

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                          FOR THE THREE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                          -------------------
                                                                                             2000        1999
                                                                                             ----        ----

                            INTEREST INCOME
Mortgage-backed securities held-to-maturity.....................................            $  190     $  364
Mortgage-backed securities available-for-sale...................................               304        380
Investment in mutual funds and preferred stock..................................               136         54
Loans receivable................................................................             2,810      2,464
Interest-earning deposits.......................................................                39         74
Federal Home Loan Bank of Chicago stock.........................................                65         42
                                                                                            ------     ------
Total interest income...........................................................             3,544      3,378
                                                                                            ------     ------

                            INTEREST EXPENSE
Savings deposits................................................................             1,026      1,083
Borrowed money..................................................................             1,035        729
                                                                                            ------     ------
Total interest expense..........................................................             2,061      1,812
                                                                                            ------     ------

Net interest income before provision for loan losses............................             1,483      1,566
Provision for loan losses.......................................................                 -          -
                                                                                            ------     ------
Net interest income after provision for loan losses.............................             1,483      1,566
                                                                                            ------     ------

                           NONINTEREST INCOME
Service fees....................................................................                65         70
Other...........................................................................                23         10
                                                                                            ------     ------
Total noninterest income........................................................                88         80
                                                                                            ------     ------

                          NONINTEREST EXPENSE
Compensation and benefits.......................................................               769        747
Office occupancy................................................................               258        289
Federal deposit insurance premiums..............................................                 6         18
Real estate held for sale and development.......................................                 -          8
Professional services...........................................................               178        119
Other...........................................................................               166        178
                                                                                            ------     ------
Total noninterest expense.......................................................             1,377      1,359
                                                                                            ------     ------

Income before income taxes......................................................               194        287
Income tax expense..............................................................                37        106
                                                                                            ------     ------

                               NET INCOME                                                   $  157     $  181
                                                                                            ======     ======

==================================================================================================     ======
Earnings per share:
   Basic........................................................................            $ 0.10     $ 0.09
   Diluted......................................................................              0.10       0.09

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                     FOR THE
                                                                                               THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                                  -------------
                                                                                               2000           1999
                                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................             $   157       $    181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization...................................................                 108            119
Market adjustment for committed ESOP shares.....................................                   7             20
Amortization of award of RRP shares.............................................                  95             95
Net amortization of deferred loan fees..........................................                  (8)           (15)
Net amortization of discounts and premiums......................................                  59             90
(Increase) decrease in accrued interest receivable..............................                 (20)            17
Decrease in prepaid expenses and other assets...................................                  60             12
Increase (decrease) in accrued interest payable and other liabilities, net......              (1,018)            48
                                                                                             -------       --------
Net cash provided by (used in) operating activities.............................                (560)           567
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable.................................................              (7,554)       (11,333)
Principal repayment of loans receivable.........................................               3,377          5,459
Principal repayments on mortgage-backed securities held-to-maturity.............               6,526          3,260
Principal repayments on mortgage-backed securities available-for-sale...........               1,069          2,033
Purchase of stock in Federal Home Loan Bank of Chicago..........................                (200)             -
Proceeds from sale of real estate held for development..........................                   -            154
Proceeds from sale of foreclosed real estate....................................                  78              -
Purchase of office properties and equipment, net................................                 (45)           (64)
                                                                                             -------       --------
Net cash provided by (used in) investing activities.............................               3,251           (491)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in savings deposits................................................              (4,482)        (4,966)
Net increase (decrease) in borrowed money.......................................               4,000         (1,000)
Increase (decrease) in advance payments by borrowers for taxes and insurance....              (1,037)           302
Payment of cash dividend........................................................                 (80)          (112)
Purchase of treasury stock......................................................                (159)          (610)
                                                                                             -------       --------
Net cash used in financing activities...........................................              (1,758)        (6,386)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents............................                 933         (6,310)
Cash and cash equivalents at the beginning of the period........................               6,334         10,627
                                                                                             -------       --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD..............................             $ 7,267       $  4,317
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period  for:
     Interest...................................................................               2,063          1,837
     Income taxes...............................................................                   -             20

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of September 30, 2000 and June 30, 2000 and for the three month periods ended September 30, 2000 and 1999. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2000, and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

         The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)  EARNINGS PER SHARE

         Earnings per share of common stock are calculated according to the guidelines of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("Statement 128"). ESOP shares are only considered outstanding for earnings per share calculations when they are released or committed to be released. Presented below are the calculations for basic and diluted earnings per share:

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       --------------------------------
                                                                            2000                1999
                                                                       ---------------       ----------
     BASIC:
     Net income....................................................     $   157,000       $   181,000
     Weighted average shares outstanding...........................       1,607,794         2,112,517
     Basic earnings per share......................................     $      0.10       $      0.09

     DILUTED:
     Net income....................................................     $   157,000       $   181,000
     Weighted average shares outstanding...........................       1,607,794         2,112,519
     Effect of dilutive stock options outstanding..................               -               809
     Diluted weighted average shares outstanding...................       1,607,794         2,113,326
     Diluted earnings per share....................................      $     0.10       $      0.09


(3)  COMPREHENSIVE INCOME

         The Company's comprehensive income (loss) for the three month periods ended September 30, 2000 and 1999 is as follows:

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                2000           1999
                                                                           --------------   ---------
Net income..............................................................     $157,000       $ 181,000
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during the period..........      468,000        (236,000)
                                                                          ---------------   ----------
Comprehensive income (loss).............................................     $625,000       $ (55,000)
                                                                          ===============   ==========


(4)  DIVIDEND DECLARATION

         On August 15, 2000, the Board of Directors declared a quarterly dividend of $.05 per share, which was paid on September 15, 2000 to stockholders of record on August 31, 2000.

(5)  STOCK REPURCHASE PROGRAMS

         The Repurchase Programs adopted by the Company authorized the repurchase of 866,099 shares, or over 34 percent of the 2,512,750 shares of common stock issued in the Company's initial public offering. At September 30, 2000, 781,082 shares have been repurchased at an average cost of $12.45 per share. Management has current Board authorization to repurchase 85,017 shares as opportunities may arise. Additional authorizations to repurchase stock may be made from time to time at the discretion of the Board of Directors. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.

                                     ITEM 2
                                     ------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

         This Quarterly Report on Form 10-Q contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; depositor and borrower preferences; and unexpected increases in non-interest and other operational expenses. The Company disclaims any obligation to publicly announce future events or developments which may affect the forward-looking statements contained herein.

GENERAL
-------

         The Company's principal business is its investment in the Bank, which is a community-oriented financial institution providing a variety of financial services to the communities which it serves. The Bank's principal business consists of gathering savings deposits from the general public within its market area and investing those funds primarily in mortgage loans secured by one- to four-family owner occupied properties, mortgage-backed securities and obligations of the U.S. Government. To a lesser extent, the Bank makes multifamily residential loans, commercial real estate loans, land, construction and development loans, consumer loans and commercial lines of credit. The Bank's revenues are derived principally from interest on mortgage loans and interest and dividends on investments, mortgage-backed securities and, to a much lesser extent, short-term investments. The Bank also derives income from fees and service charges. The Bank's primary sources of funds are savings deposits and advances from the Federal Home Loan Bank of Chicago (the "FHLB"). The Bank does not have any subsidiaries.

         The selected financial ratios and other data of the Company set forth in the table on the next page are derived in part from, and should be read in conjunction with, the Unaudited Consolidated Financial Statements of the Company presented elsewhere in this report.

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)


                                                                                       SEPTEMBER 30,    JUNE 30,
                                                                                           2000           2000
                                                                                           ----           ----
  SELECTED FINANCIAL CONDITION DATA:
     Total assets...............................................................      $  213,865       $215,674
     Loans receivable (net).....................................................         159,372        155,187
     Allowance for loan losses..................................................             300            300
     Mortgage-backed securities.................................................          30,041         37,363
     Savings deposits...........................................................         111,012        115,494
     Borrowed funds.............................................................          70,000         66,000
     Stockholders' equity.......................................................          29,099         28,612



                                                                                               AT OR FOR THE
                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                               -------------
                                                                                            2000           1999
                                                                                            ----           ----
  SELECTED OPERATING DATA:
     Net interest income before provision for loan losses.......................        $   1,483      $   1,566
     Net income.................................................................              157            181

  SELECTED FINANCIAL RATIOS:
      Bank Capital ratios (1):
          Tangible..............................................................            10.43%         13.25%
          Core..................................................................            10.43          13.25
          Risk-based............................................................            22.87          30.52
      Return on average assets (2)..............................................             0.29           0.34
      Return on average stockholders' equity (2)................................             2.18           2.09
      Consolidated equity to assets at end of period............................            13.61          16.29
      Noninterest expense to average assets (2).................................             2.57           2.55
      Non-performing assets as a percent of total assets........................             0.06           0.12
      Allowance for loan losses as a percent of total loans.....................             0.19           0.21
      Allowance for loan losses as a percent of non-performing loans............           222.22         121.95

  PER SHARE DATA:
      Basic earnings per share..................................................        $    0.10      $    0.09
      Diluted earnings per share................................................             0.10           0.09
      Book value per share......................................................            16.80          15.30
      Cash dividends per share..................................................             0.05           0.05

  STOCK QUOTES:
      High......................................................................        $  12.563      $  15.063
      Low.......................................................................           11.750         13.125
      At September 30...........................................................           12.250         13.625

  ---------------------------------------------------------------
  (1) Fairfield Savings Bank, FSB only.
  (2) Three month results have been annualized.

    COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2000

         Total assets decreased $1.8 million from $215.7 million at June 30, 2000 to $213.9 million at September 30, 2000. The components of the Company's asset base also changed from June 30, 2000 to September 30, 2000. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $7.3 million from $37.4 million at June 30, 2000 to $30.1 million at September 30, 2000. This decrease is primarily due to the receipt of $7.6 million principal repayments during the three month period. An increase of $4.2 million in loans receivable was the result of loan originations of $7.6 million which exceeded the $3.4 million of loan repayments. Interest earning deposits increased $153,000 from $3.4 million at June 30, 2000 to $3.6 million at September 30, 2000.

         Investments in mutual funds and preferred stock are recorded on the balance sheet at fair value and were $7.9 million and $7.5 million at September 30, 2000 and June 30, 2000, respectively.

         The allowance for loan losses at September 30, 2000 and June 30, 2000 was $300,000. Management believes that the allowance for loan losses is adequate to cover any probable losses in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.19% and 0.21% at September 30, 2000 and 1999, respectively. At September 30, 2000 and 1999, the ratio of the allowance for loan losses to non-performing loans was 222.22% and 121.95%, respectively. The Bank had one non-performing loan totaling approximately $135,000 at September 30, 2000 and three non-performing loans totaling approximately $193,000 at June 30, 2000. The Bank had one property held in foreclosed real estate at June 30, 2000, which totaled $78,000. This foreclosed real estate had mortgage insurance and was sold during the quarter ended September 30, 2000 for a gain of approximately $8,000. There were no loan chargeoffs during the three month periods ended September 30, 2000 and 1999.

         Savings deposits decreased $4.5 million from June 30, 2000 to September 30, 2000; during this time, borrowed funds increased by $4.0 million. Interest and noninterest-bearing NOW accounts declined $900,000 primarily due to a $500,000 decrease in government entities deposits, whose balances fluctuate during the year. Passbook savings were $36.2 million at September 30, 2000 compared to $37.4 million at June 30, 2000. Certificates of deposit accounts declined $1.0 million to $50.8 million at September 30, 2000 from June 30, 2000.

         Stockholders' equity at September 30, 2000 was $29.1 million, an increase of $487,000 from June 30, 2000. The increase includes the first quarter's net income of $157,000 and a reduction in the unrealized loss in the available-for-sale investment portfolio of $468,000 (net of taxes) which was offset by dividends declared and treasury stock purchases. The Company's book value was $16.80 per share at September 30, 2000 compared to $15.30 per share at September 30, 1999, an increase of $1.50 or approximately 9.8%.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999

         GENERAL. For the three months ended September 30, 2000, net income was $157,000 or $0.10 per basic and diluted share, compared to net income of $181,000 or $0.09 per basic and diluted share for the three months ended September 30, 1999.

         INTEREST INCOME. Interest income was $3.5 million and $3.4 million for the three months ended September 30, 2000 and 1999, respectively. The average balance of interest-earning assets increased $900,000 from $204.4 million for the three months ended September 30, 1999 to $205.3 million for the three months ended September 30, 2000. The average yield on the Bank's interest-earning assets increased 29 basis points from 6.61% for the three months ended September 30, 1999 to 6.90% for the three months ended September 30, 2000.

         INTEREST EXPENSE. Interest expense increased $249,000 to $2.1 million for the three months ended September 30, 2000, as compared to the same period in 1999. The average rate paid on interest-bearing liabilities increased 42 basis points from 4.29% for the three months ended September 30, 1999 to 4.71% for the three months ended September 30, 2000. The average balance of interest-bearing liabilities increased $6.3 million to $174.1 million for the three months ended September 30, 2000 from $167.8 million for the three months ended September 30, 1999. The increase in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit and borrowed funds at higher rates.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.5 million for the three months ended September 30, 2000 and 1999. The average interest rate spread decreased 13 basis points from 2.32% for the three months ended September 30, 1999 to 2.19% for the comparable period in 2000. Net interest margin declined one basis point and was 2.91% for the three months ended September 30, 2000.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended September 30, 2000 or for the comparable period in 1999.

         NONINTEREST INCOME. Noninterest income was $88,000 for the three months ended September 30, 2000, compared to $80,000 for the three months ended September 30, 1999. Service fee income from savings operations declined $5,000. Other fee income increased $13,000, including a gain on sale of foreclosed real estate of approximately $8,000.

         NONINTEREST EXPENSE. Noninterest expense increased $18,000 and was $1.4 million for the three months ended September 30, 2000. Compensation expense increased $22,000 over the similar period last year primarily due to normal salary increases. Office occupancy expense was $258,000 for the three months ended September 30, 2000, compared to $289,000 for the same period in 1999. This decrease was primarily due to large office maintenance expenditures made in the first quarter 1999 while no similar expenditures occurred in the current quarter. Professional services expense was $178,000 for the first quarter of 2000, an increase of $59,000, primarily due to legal fees in a suit to recover damages in a real estate development known as The Trails of

Olympia Fields. A new trial date has been set for May 2001. Other noninterest expense was $166,000 for the three months ended September 30, 2000, compared to $178,000 for the comparable period in 1999. The decrease was due to expenses incurred in fiscal year 1999 for Year 2000 preparations.

         INCOME TAX EXPENSE. Income tax expense decreased $69,000 from $106,000 for the three months ended September 30, 1999 to $37,000 for the three months ended September 30, 2000. This decrease was partially due to the decrease of $93,000 in pre-tax income. The effective tax rate was 19.1% and 36.9% for the three month periods ended September 30, 2000 and 1999, respectively. The decrease in the effective tax rate was primarily due to an increase in the dividend received deduction recorded in fiscal year 2000 for dividends received on the Company's investments in mutual funds and preferred stock.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and mortgage-backed securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds. Net cash used in operating activities amounted to $560,000 during the quarter ended September 30, 2000 compared to net cash provided of $567,000 during the quarter ended September 30, 1999.

         The Bank is required by the OTS to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposits accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. At September 30, 2000, the Bank's liquidity ratio was 26.34%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the three months ended September 30, 2000 were the origination of mortgage and other loans.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the three months ended September 30, 2000 and 1999.

         At September 30, 2000, the Bank had outstanding loan origination commitments of $3.3 million and unused lines of consumer credit of $670,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 2000 totaled $35.1 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         At September 30, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $21.7 million, or 10.43% of total adjusted assets, which is above the required level of $3.1 million or 1.5%; core capital of $21.7 million, or 10.43% of total adjusted assets, which is above the required level of $6.2 million or 3.0%; and total risk-based capital of $22.0 million, or 22.87% of risk-weighted assets, which is above the required level of $7.7 million, or 8.00%.

                       IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The gain or loss due to changes in fair value is recognized in earnings or as other comprehensive income in the statement of stockholders' equity, depending on the type of instrument and whether or not it is considered a hedge. In June 1999, the FASB issued Statement 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of Statement No. 133." This statement defers the adoption of Statement 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" in June 2000, which addresses various implementation issues relating to Statement 133. Adoption of the above Statements by the Company, effective July 1, 2000, did not have a material impact on the Company's financial condition or its results of operations.

         The FASB issued SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" (Statement 140) in September 2000. Statement 140 supercedes and replaces FASB Statement 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". Accordingly, Statement 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. Statement 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of Statement 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in Statement 140 are effective for fiscal years ending after December 15, 2000. The Company anticipates that the adoption of Statement 140 will not have a material impact on the Company's results of operations.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There has been no material change in market risk since that disclosed in
Item 7A of the Company's Form 10-K for the year ended June 30, 2000.


                                     PART II
                                OTHER INFORMATION

ITEM 1.       Legal Proceedings
              None

ITEM 2.       Changes in Securities and Use of Proceeds
              None

ITEM 3.       Defaults Upon Senior Securities
              None

ITEM 4.       Submission of Matters to a Vote of Security Holders

              The Company held its Annual Meeting of Shareholders ("Meeting") on October 24, 2000. On August 31, 2000, the record date, there were 1,736,668 shares of common stock issued and outstanding. The proposals submitted to the shareholders and the tabulation of votes for each proposal are as follows:

              1. Election of three candidates to the Board of Directors, to serve for a term of three years.

              The number of votes cast with respect to this matter was as follows:

              NOMINEE                            FOR             WITHHELD                BROKER NON-VOTES
              -------                            ---             --------                ----------------
              George M. Briody                 1,389,843         209,667                         -
              Joseph J. Nimrod                 1,389,843         209,667                         -
              F. Gregory Opelka                1,386,143         213,367                         -

              2. Ratification of the appointment of KPMG LLP as independent public accountants for the fiscal year ending June 30, 2001.

              The number of votes cast with respect to this matter was as follows:

                 FOR                           AGAINST           ABSTAIN                 BROKER NON-VOTES
                 ---                           -------           -------                 ----------------
              1,542,602                        56,024               884                          -

              3. Shareholder's proposal set forth in Company's Proxy Statement dated September 13, 2000.

                 FOR                           AGAINST           ABSTAIN                 BROKER NON-VOTES
                 ---                           -------           -------                 ----------------
              394,198                          779,496            71,554                      354,262

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


                                                 BIG FOOT FINANCIAL CORP.
                                                      (Registrant)




                                        By:      /s/ Timothy L. McCue
                                                 -----------------------------
                                                       Timothy L. McCue
                                                 Senior Vice President and Chief
                                                       Financial Officer

November 13, 2000