Form 10-Q
period 2000-12-31
BIG FOOT FINANCIAL CORP
filed 2001-02-13
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                   (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                                                OUTSTANDING AT
          CLASS                                                 FEBRUARY 6, 2001
          -----                                                 ----------------
Common Stock, Par Value $.01                                       1,719,668

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

           Consolidated Statements of Financial Condition (Unaudited)
           December 31, 2000 and June 30, 2000..........................................Page 3

           Consolidated Statements of Earnings (Unaudited) - Three and Six months ended December 31, 2000 and 1999.............................................Page 4

           Consolidated Statements of Cash Flows (Unaudited) - Six months ended December 31, 2000 and 1999.............................................Page 5

           Notes to Unaudited Consolidated Financial Statements.........................Page 6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................................Page 8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................Page 15


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS............................................................Page 15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS....................................Page 15

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..............................................Page 15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................Page 15

ITEM 5.    OTHER INFORMATION............................................................Page 15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................Page 15

           SIGNATURES

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                  DECEMBER 31,         JUNE 30,
                                                                                     2000                2000
                                                                                     ----                ----
                                      ASSETS
Cash and due from banks.........................................................  $  4,095            $  2,905
Interest-earning deposits.......................................................    10,637               3,429
Mortgage-backed securities held-to-maturity, at amortized cost
  (fair value of $9,179 at December 31, 2000 and $17,227 at June 30, 2000)......     9,192              17,894
Mortgage-backed securities available-for-sale, at fair value....................    17,893              19,469
Investment in mutual funds and preferred stocks, at fair value..................     8,469               7,511
Loans receivable, net...........................................................   163,373             155,187
Accrued interest receivable.....................................................       953                 954
Stock in Federal Home Loan Bank of Chicago, at cost.............................     3,565               3,300
Foreclosed real estate owned....................................................         -                  78
Office properties and equipment, net............................................     4,400               4,512
Prepaid expenses and other assets...............................................       338                 435
                                                                                  --------            --------
Total assets....................................................................  $222,915            $215,674
                                                                                  ========            ========

                                   LIABILITIES
Noninterest-bearing NOW accounts................................................  $  6,283            $  6,592
Interest-bearing NOW accounts...................................................     8,429               8,944
Money market demand accounts....................................................     9,222              10,752
Passbook accounts...............................................................    35,445              37,447
Certificates of deposits........................................................    63,283              51,759
                                                                                  --------            --------
Total savings deposits..........................................................   122,662             115,494

Borrowed money..................................................................    65,000              66,000
Advance payments by borrowers for taxes and insurance...........................     2,162               2,054
Accrued interest payable and other liabilities..................................     3,523               3,514
                                                                                  --------            --------
Total liabilities...............................................................   193,347             187,062
                                                                                  --------            --------

                               STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued.......         -                   -
Common stock, $.01 par value, 8,000,000 shares authorized; 2,512,750 shares
issued..........................................................................        25                  25
Treasury stock, at cost (793,082 shares at December 31, 2000 and 767,082
shares at June 30, 2000)........................................................    (9,867)             (9,567)
Additional paid-in capital......................................................    24,472              24,455
Retained earnings-substantially restricted......................................    17,144              16,948
Common stock acquired by the Employee Stock Ownership Plan......................    (1,306)             (1,306)
Common stock acquired by Recognition and Retention Plan.........................      (920)             (1,040)
Accumulated other comprehensive income (loss....................................        20                (903)
                                                                                  --------            --------
Total stockholders' equity......................................................    29,568              28,612
                                                                                  --------            --------
Total liabilities and stockholders' equity......................................  $222,915            $215,674
                                                                                  ========            ========

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                                           ENDED                   ENDED
                                                                                        DECEMBER 31,           DECEMBER 31,
                                                                                        ------------           ------------
                                                                                      2000        1999       2000       1999
                                                                                      ----        ----       ----       ----
                           INTEREST INCOME
Mortgage-backed securities held-to-maturity.....................................     $  154      $  334     $  344     $  698
Mortgage-backed securities available-for-sale...................................        287         360        591        740
Investment in mutual funds and preferred stocks.................................        145          54        281        108
Loans receivable................................................................      2,899       2,551      5,709      5,015
Interest-earning deposits.......................................................         78          59        117        133
Federal Home Loan Bank of Chicago stock.........................................         72          45        137         87
                                                                                     ------      ------     ------     ------
Total interest income...........................................................      3,635       3,403      7,179      6,781
                                                                                     ------      ------     ------     ------

                          INTEREST EXPENSE
Savings deposits................................................................      1,094       1,046      2,120      2,129
Borrowed money..................................................................      1,062         778      2,097      1,507
                                                                                     ------      ------     ------     ------
Total interest expense..........................................................      2,156       1,824      4,217      3,636
                                                                                     ------      ------     ------     ------

Net interest income before provision for loan losses............................      1,479       1,579      2,962      3,145
Provision for loan losses.......................................................          -           -          -          -
                                                                                     ------      ------     ------     ------

Net interest income after provision for loan losses ............................      1,479       1,579      2,962      3,145
                                                                                     ------      ------     ------     ------

                         NONINTEREST INCOME
Service fees....................................................................         67          66        132        136
Other...........................................................................         10          17         33         27
                                                                                     ------      ------     ------     ------
Total noninterest income........................................................         77          83        165        163
                                                                                     ------      ------     ------     ------

                         NONINTEREST EXPENSE
Compensation and benefits.......................................................        679         790      1,448      1,537
Office occupancy................................................................        256         270        514        559
Federal deposit insurance premiums..............................................          6          19         12         37
Real estate held for sale and development.......................................          -           -          -          8
Professional services...........................................................        129         209        307        328
Other...........................................................................        211         204        377        382
                                                                                     ------      ------     ------     ------
Total noninterest expense.......................................................      1,281       1,492      2,658      2,851
                                                                                     ------      ------     ------     ------

Income before income taxes......................................................        275         170        469        457
Income tax expense..............................................................         75          61        112        167
                                                                                     ------      ------     ------     ------

                             NET INCOME                                              $  200      $  109     $  357     $  290
                                                                                     ======      ======     ======     ======

-----------------------------------------------------------------------------------------------------------------------------
Earnings per share:

  Basic.........................................................................      $0.12       $0.05      $0.22      $0.14
  Diluted.......................................................................       0.12        0.05       0.22       0.14

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                      FOR THE
                                                                                                 SIX MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                               2000            1999
                                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................             $   357         $   290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization...................................................                 228             243
Market adjustment for committed ESOP shares.....................................                  17              33
Amortization of award of RRP shares.............................................                 120             191
Net amortization of deferred loan fees..........................................                 (20)            (33)
Net amortization of discounts and premiums......................................                  86             186
Decrease in accrued interest receivable.........................................                   1              72
Decrease in prepaid expenses and other assets...................................                  97              99
Decrease in accrued interest payable and other liabilities, net.................                (466)           (591)
                                                                                             -------         -------
Net cash provided by operating activities.......................................                 420             490
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable.................................................             (15,065)        (17,683)
Principal repayment of loans receivable.........................................               6,899           9,403
Principal repayments on mortgage-backed securities held-to-maturity.............               8,650           4,922
Principal repayments on mortgage-backed securities available-for-sale...........               2,233           3,232
Purchase of investment in preferred stocks......................................                (252)              -
Purchase of stock in Federal Home Loan Bank of Chicago..........................                (265)           (200)
Proceeds from sale of real estate held for development..........................                   -             154
Proceeds from sale of foreclosed real estate....................................                  78               -
Purchase of office properties and equipment, net................................                (116)            (96)
                                                                                             -------         -------
Net cash provided by (used in) investing activities.............................               2,162            (268)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in savings deposits.....................................               7,168          (7,402)
Net increase (decrease) in borrowed money.......................................              (1,000)          4,000
Increase in advance payments by borrowers for taxes and insurance...............                 108              25
Payment of cash dividend........................................................                (160)           (220)
Purchase of treasury stock......................................................                (300)         (1,860)
                                                                                             -------         -------
Net cash provided by (used in) financing activities.............................               5,816          (5,457)
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents............................               8,398          (5,235)
Cash and cash equivalents at the beginning of the period........................               6,334          10,627
                                                                                             -------         -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD..............................             $14,732         $ 5,392
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...................................................................               4,129           3,645
     Income taxes...............................................................                  65             301

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of December 31, 2000 and June 30, 2000 and for the three and six month periods ended December 31, 2000 and 1999. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2000, and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

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

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              DECEMBER 31,                  DECEMBER 31,
                                                              ------------                  ------------
                                                           2000          1999            2000        1999
                                                           ----          ----            ----        ----
     BASIC:
     Net income......................................   $  200,000   $  109,000       $  357,000  $  290,000
     Weighted average shares outstanding.............    1,601,720    2,037,059        1,604,840   2,074,798
     Basic earnings per share........................         0.12         0.05             0.22        0.14

     DILUTED:
     Net income......................................   $  200,000   $  109,000       $  357,000  $  290,000
     Weighted average shares outstanding.............    1,601,720    2,037,059        1,604,840   2,074,798
     Effect of dilutive stock options outstanding....            -            -                -         353
     Diluted weighted average shares outstanding.....    1,601,720    2,037,059        1,604,840   2,305,740
     Diluted earnings per share......................         0.12         0.05             0.22        0.14


(3)  COMPREHENSIVE INCOME

         The Company's comprehensive income (loss) for the three and six month periods ended December 31, 2000 and 1999 is as follows:

                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         DECEMBER 31,                 DECEMBER 31,
                                                                         ------------                 ------------
                                                                      2000          1999           2000        1999
                                                                      ----          ----           ----        ----
Net income........................................................ $ 200,000    $ 109,000      $  357,000   $ 290,000
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during the period....   455,000     (292,000)        923,000    (528,000)
                                                                   ---------    ---------      ----------   ---------
Comprehensive income (loss)....................................... $ 655,000    $(183,000)     $1,280,000   $(238,000)
                                                                   =========    =========      ==========   =========


(4)  DIVIDEND DECLARATION

         On November 15, 2000, the Board of Directors declared a quarterly dividend of $.05 per share, which was paid on December 15, 2000 to stockholders of record on November 30, 2000.

(5)  STOCK REPURCHASE PROGRAMS

         The Stock Repurchase Programs adopted by the Company authorized the repurchase of 866,099 shares, or over 34 percent of the 2,512,750 shares of common stock issued in the Company's initial public offering. At December 31, 2000, 793,082 shares have been repurchased at an average cost of $12.44 per share. At December 31, 2000, management had Board authorization to repurchase 73,017 shares as opportunities may arise. Additional authorizations to repurchase stock may be made from time to time at the discretion of the Board of Directors. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.

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

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)

                                                                         DECEMBER 31,          JUNE 30,
                                                                            2000                 2000
                                                                            ----                 ----
                                                                                                <C
  SELECTED FINANCIAL CONDITION DATA:
     Total assets.....................................................    $222,915              $215,674
     Loans receivable (net)...........................................     163,373               155,187
     Allowance for loan losses........................................         300                   300
     Mortgage-backed securities.......................................      27,085                37,363
     Savings deposits.................................................     122,662               115,494
     Borrowed funds...................................................      65,000                66,000
     Stockholders' equity.............................................      29,568                28,612


                                                                     AT OR FOR THE              AT OR FOR THE
                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       DECEMBER 31,              DECEMBER 31,
                                                                       ------------              ------------
                                                                   2000          1999          2000        1999
                                                                   ----          ----          ----        ----
  SELECTED OPERATING DATA:
     Net interest income before provision for loan losses......  $ 1,479       $ 1,579       $ 2,962     $ 3,145
     Net income................................................      200           109           357         290

  SELECTED FINANCIAL RATIOS:
      Bank capital ratios (1):
          Tangible.............................................    10.08%        12.30%        10.08%      12.30%
          Core.................................................    10.08         12.30         10.08       12.30
          Risk-based...........................................    22.34         28.20         22.34       28.20
      Return on average assets (2).............................     0.37          0.21          0.33        0.27
      Return on average stockholders' equity (2)...............     2.73          1.30          2.46        1.71
      Consolidated equity to assets at end of period...........    13.26         15.60         13.26       15.60
      Noninterest expense to average assets (2)................     2.37          2.84          2.47        2.68
      Non-performing assets as a percent of total assets.......        -          0.20             -        0.20
      Allowance for loan losses as a percent of total loans....     0.18          0.20          0.18        0.20
      Allowance for loan losses as a percent of non-performing
      loans....................................................        -         71.77             -       71.77

  PER SHARE DATA:
      Basic earnings per share.................................  $  0.12       $  0.05       $  0.22     $  0.14
      Diluted earnings per share...............................     0.12          0.05          0.22        0.14
      Book value per share.....................................    17.19         15.30         17.19       15.30
      Cash dividends per share.................................     0.05          0.05          0.10        0.10

  STOCK QUOTES:
      High.....................................................  $12.563       $13.500       $12.563     $15.063
      Low......................................................   11.750        11.500        10.125      11.500
      At December 31...........................................   12.000        12.500        12.000      12.500

  ---------------------------------------------------------------
  (1) Fairfield Savings Bank, F.S.B. only.
  (2) Three and six month results have been annualized.

    COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND JUNE 30, 2000

         Total assets increased $7.2 million from $215.7 million at June 30, 2000 to $222.9 million at December 31, 2000. Certain components of the Company's asset base also changed from June 30, 2000 to December 31, 2000. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $10.3 million from $37.4 million at June 30, 2000 to $27.1 million at December 31, 2000. This decrease was primarily due to the receipt of $10.9 million in principal repayments during the six month period. An increase of $8.2 million in loans receivable was the result of loan originations of $15.1 million which exceeded the $6.9 million of loan repayments. Interest earning deposits increased $7.2 million from $3.4 million at June 30, 2000 to $10.6 million at December 31, 2000.

         Investments in mutual funds and preferred stock are recorded on the statements of financial condition at fair value and were $8.5 million and $7.5 million at December 31, 2000 and June 30, 2000, respectively. The increase is primarily due to the appreciation in the market value of the portfolio.

         The allowance for loan losses at December 31, 2000 and June 30, 2000 was $300,000. Management believes that the allowance for loan losses is adequate to cover any probable losses in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.18% and 0.19% at December 31, 2000 and June 30, 2000, respectively. There were no non-performing loans as of December 31, 2000. The ratio of the allowance for loan losses to non-performing loans was 120.48% at June 30, 2000. The Bank had six non-performing loans totaling approximately $193,000 at June 30, 2000. The Bank had one property held in foreclosed real estate at June 30, 2000, which totaled $78,000. This foreclosed real estate had mortgage insurance and was sold during the first quarter of fiscal year 2001 for a gain of approximately $8,000. There were no loan chargeoffs during the six month periods ended December 31, 2000 and 1999.

         Savings deposits increased $7.2 million from June 30, 2000 to December 31, 2000; during this time, borrowed funds decreased by $1.0 million. Interest and noninterest-bearing NOW accounts declined $824,000 primarily due to a $1.2 million decrease in government entities' deposits, whose balances fluctuate during the year. Passbook savings were $35.4 million at December 31, 2000 compared to $37.4 million at June 30, 2000. Certificates of deposit accounts increased $11.5 million to $63.3 million at December 31, 2000 from June 30, 2000. This increase was primarily due to an 8 month 7% CD program which ended December 31, 2000.

         Stockholders' equity at December 31, 2000 was $29.6 million, an increase of $956,000 from June 30, 2000. The increase includes the six month's net income of $357,000 and an increase in value of the available-for-sale investment portfolio of $923,000 (net of taxes) which was offset by dividends declared and treasury stock purchases. The Company's book value was $17.19 per share at December 31, 2000 compared to $16.40 per share at June 30, 2000, an increase of $0.79.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999

         GENERAL. For the three months ended December 31, 2000, net income was $200,000 or $0.12 per basic and diluted share, compared to net income of $109,000 or $0.05 per basic and diluted share for the three months ended December 31, 1999.

         INTEREST INCOME. Interest income was $3.6 million and $3.4 million for the three months ended December 31, 2000 and 1999, respectively. The average balance of interest-earning assets increased $5.0 million from $202.1 million for the three months ended December 31, 1999 to $207.1 million for the three months ended December 31, 2000. The average yield on the Bank's interest-earning assets increased 29 basis points from 6.73% for the three months ended December 31, 1999 to 7.02% for the three months ended December 31, 2000.

         INTEREST EXPENSE. Interest expense increased $332,000 to $2.2 million for the three months ended December 31, 2000, as compared to the same period in 1999. The average rate paid on interest-bearing liabilities increased 53 basis points from 4.33% for the three months ended December 31, 1999 to 4.86% for the three months ended December 31, 2000. The average balance of interest-bearing liabilities increased $9.1 million to $176.1 million for the three months ended December 31, 2000 from $167.0 million for the three months ended December 31, 1999. The increase in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit and borrowed funds at higher rates.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.5 million for the three months ended December 31, 2000, compared to $1.6 million for the same period in 1999. The average interest rate spread decreased 24 basis points from 2.40% for the three months ended December 31, 1999 to 2.16% for the comparable period in 2000. Net interest margin declined 26 basis points and was 2.89% for the three months ended December 31, 2000.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended December 31, 2000 or for the comparable period in 1999.

         NONINTEREST INCOME. Noninterest income was $77,000 for the three months ended December 31, 2000, compared to $83,000 for the three months ended December 31, 1999.

         NONINTEREST EXPENSE. Noninterest expense decreased $211,000 and was $1.3 million for the three months ended December 31, 2000, compared to $1.5 million for the three months ended December 31, 1999. Compensation expense decreased $111,000 over the similar period last year primarily due to decreased staffing levels and decreased costs of stock incentive employee benefits, which were partially offset by increased employee salaries. Office occupancy expense was $256,000 for the three months ended December 31, 2000, compared to $270,000 for the same period in 1999. This decrease was primarily due to a decrease in depreciation expense. Professional services expense was $129,000 for the three months ended December 31, 2000, a decrease of $80,000, primarily due to decreased legal fees relating to a suit to recover damages in a real estate development known as The Trails of Olympia Fields. A trial date has been set for May 2001. Other noninterest expense was

$211,000 for the three months ended December 31, 2000, compared to $204,000 for the comparable period in 1999.

         INCOME TAX EXPENSE. Income tax expense increased $14,000 from $61,000 for the three months ended December 31, 1999 to $75,000 for the three months ended December 31, 2000. This increase was partially due to the increase of $105,000 in pre-tax income. The effective tax rate was 27.3% and 35.9% for the three month periods ended December 31, 2000 and 1999, respectively. The decrease in the effective tax rate was primarily due to an increase in the dividends received deduction recorded in fiscal year 2001 for dividends received on the Company's investments in mutual funds and preferred stock.

            COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999

         GENERAL. For the six months ended December 31, 2000, net income was $357,000 or $0.22 per basic and diluted share, compared to net income of $290,000 or $0.14 per basic and diluted share for the six months ended December 31, 1999.

         INTEREST INCOME. Interest income was $7.2 million and $6.8 million for the six months ended December 31, 2000 and 1999, respectively. The average balance of interest-earning assets increased $2.7 million from $203.7 million for the six months ended December 31, 1999 to $206.4 million for the six months ended December 31, 2000. The average yield on the Bank's interest-earning assets increased 30 basis points from 6.66% for the six months ended December 31, 1999 to 6.96% for the six months ended December 31, 2000.

         INTEREST EXPENSE. Interest expense increased $581,000 to $4.2 million for the six months ended December 31, 2000, as compared to $3.6 million for the same period in 1999. The average rate paid on interest-bearing liabilities increased 48 basis points from 4.30% for the six months ended December 31, 1999 to 4.78% for the six months ended December 31, 2000. The average balance of interest-bearing liabilities increased $7.3 million to $175.1 million for the six months ended December 31, 2000 from $167.8 million for the six months ended December 31, 1999. The increase in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit and borrowed funds at higher rates.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $3.0 million for the six months ended December 31, 2000 and 1999. The average interest rate spread decreased 18 basis points from 2.36% for the six months ended December 31, 1999 to 2.18% for the comparable period in 2000. Net interest margin declined 22 basis points and was 2.90% for the six months ended December 31, 2000.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the six months ended December 31, 2000 or for the comparable period in 1999.

         NONINTEREST INCOME. Noninterest income was $165,000 for the six months ended December 31, 2000, compared to $163,000 for the six months ended December 31, 1999. Service fee income from savings operations declined $4,000. Other fee income increased $6,000, including a gain on sale of foreclosed real estate of approximately $8,000.

         NONINTEREST EXPENSE. Noninterest expense decreased $193,000 and was $2.7 million for the six months ended December 31, 2000 as compared to $2.9 million for the comparable period in 1999. Compensation expense decreased $89,000 over the similar period last year primarily due to decreased staffing levels and decreased costs of stock incentive employee benefits, which were partially offset by increased employee salaries. Office occupancy expense was $514,000 for the six months ended December 31, 2000, compared to $559,000 for the same period in 1999. This decrease was primarily due to a decrease in depreciation expense due to some equipment being fully depreciated. Thus no comparable expense was recorded in the fiscal year 2001. Professional services expense was $307,000 for the six months ended December 31, 2000, a decrease of $21,000 over last year, primarily due to a decrease in legal fees relating to a suit to recover damages in a real estate development known as The Trails of Olympia Fields. A trial date has been set for May 2001. Other noninterest expense was $377,000 for the six months ended December 31, 2000, compared to $382,000 for the comparable period in 1999.

         INCOME TAX EXPENSE. Income tax expense decreased $55,000 from $167,000 for the six months ended December 31, 1999 to $112,000 for the six months ended December 31, 2000. This decrease was partially due to a reduction in the effective tax rate. The effective tax rate was 23.9% and 36.5% for the six month periods ended December 31, 2000 and 1999, respectively. The decrease in the effective tax rate was primarily due to an increase in the dividend received deduction recorded in fiscal year 2001 for dividends received on the Company's investments in mutual funds and preferred stock.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and mortgage-backed securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds. Net cash provided by operating activities amounted to $420,000 during the six months ended December 31, 2000 compared to net cash provided of $490,000 during the six months ended December 31, 1999.

         The Bank is required by OTS regulations to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposits accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS and is currently 4%. At December 31, 2000, the Bank's liquidity ratio was 26.34%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the six months ended December 31, 2000 were the origination of mortgage and other loans.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Report on Form 10-Q for the sources and uses of cash flows for operating activities and financing and investing activities for the six months ended December 31, 2000 and 1999.

         At December 31, 2000, the Bank had outstanding loan origination commitments of $1.8 million and unused lines of consumer credit of $686,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2000 totaled $32.7 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         At December 31, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $21.8 million, or 10.08% of total adjusted assets, which is above the required level of $3.3 million or 1.5%; core capital of $21.8 million, or 10.08% of total adjusted assets, which is above the required level of $6.5 million or 3.0%; and total risk-based capital of $22.1 million, or 22.34% of risk-weighted assets, which is above the required level of $7.9 million, or 8.0%.


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


                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There has been no material change in market risk since that disclosed in
Item 7A of the Company's Report on Form 10-K for the year ended June 30, 2000.


                                     PART II
                                OTHER INFORMATION

ITEM 1.       Legal Proceedings
              None

ITEM 2.       Changes in Securities and Use of Proceeds
              None

ITEM 3.       Defaults Upon Senior Securities
              None

ITEM 4.       Submission of Matters to a Vote of Security Holders
              None

ITEM 5.       Other Information
              None

ITEM 6.       Exhibits and Reports on Form 8-K
              None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BIG FOOT FINANCIAL CORP.
                                                 (Registrant)




                                   By:      /s/Timothy L. McCue
                                            --------------------------------
                                                     Timothy L. McCue
                                            Senior Vice President and Chief
                                                     Financial  Officer

February 12, 2001