Form 10-Q
period 2001-03-31
BIG FOOT FINANCIAL CORP
filed 2001-05-08
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Yes   X                                                            No
    -----                                                              -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                                 OUTSTANDING AT
          CLASS                                                    MAY 8, 2001
          -----                                                  ---------------
Common Stock, Par Value $.01                                        1,575,668

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

         Consolidated Statements of Financial Condition (Unaudited)
         March 31, 2001 and June 30, 2000..............................  Page  3

         Consolidated Statements of Earnings (Unaudited) -
         Three months and Nine months ended March 31, 2001 and 2000....  Page  4

         Consolidated Statements of Cash Flows (Unaudited) - Nine months ended March 31, 2001 and 2000.................................  Page  5

         Notes to Unaudited Consolidated Financial Statements..........  Page  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.....................................  Page  8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....  Page 14


                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................................  Page 14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................  Page 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................  Page 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  Page 15

ITEM 5.  OTHER INFORMATION.............................................  Page 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................  Page 15

         SIGNATURES

                            BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          (Unaudited)
                               (In thousands, except share data)

                                                                              MARCH 31,     JUNE 30,
                                                                                2001         2000
                                                                             ----------    ----------
                                      ASSETS
Cash and due from banks ....................................................  $  3,122      $  2,905
Interest-earning deposits ..................................................     9,640         3,429
Mortgage-backed securities held-to-maturity, at amortized cost
  (fair value of $8,909 at March 31, 2001 and $17,227 at June 30, 2000).....     8,852        17,894
Mortgage-backed securities available-for-sale, at fair value ...............    15,465        19,469
Investment securities at fair value ........................................     8,771         7,511
Loans receivable, net ......................................................   162,759       155,187
Accrued interest receivable ................................................       910           954
Stock in Federal Home Loan Bank of Chicago, at cost ........................     3,636         3,300
Foreclosed real estate .....................................................      --              78
Office properties and equipment, net .......................................     4,307         4,512
Prepaid expenses and other assets ..........................................       341           435
                                                                              --------      --------
Total assets ...............................................................  $217,803      $215,674
                                                                              ========      ========

                                   LIABILITIES
Noninterest-bearing NOW accounts ...........................................  $  6,349      $  6,592
Interest-bearing NOW accounts ..............................................     8,060         8,944
Money market demand accounts ...............................................     9,230        10,752
Passbook accounts ..........................................................    37,314        37,447
Certificates of deposit ....................................................    64,773        51,759
                                                                              --------      --------
Total savings deposits .....................................................   125,726       115,494

Borrowed money .............................................................    57,000        66,000
Advance payments by borrowers for taxes and insurance ......................     1,907         2,054
Accrued interest payable and other liabilities .............................     3,194         3,514
                                                                              --------      --------
Total liabilities ..........................................................   187,827       187,062
                                                                              --------      --------

                               STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares
  authorized; none issued ..................................................        --            --
Common stock, $.01 par value, 8,000,000 shares authorized;
  2,512,750 shares issued ..................................................        25            25
Treasury stock, at cost (808,082 shares at March 31, 2001 and 767,082
     shares at June 30, 2000) ..............................................   (10,080)       (9,567)
Additional paid-in capital .................................................    24,492        24,455
Retained earnings-substantially restricted .................................    17,341        16,948
Common stock acquired by Employee Stock Ownership Plan .....................    (1,306)       (1,306)
Common stock acquired by Recognition and Retention Plan ....................      (823)       (1,040)
Accumulated other comprehensive income (loss) ..............................       327          (903)
                                                                              --------      --------
Total stockholders' equity .................................................    29,976        28,612
                                                                              --------      --------
Total liabilities and stockholders' equity .................................  $217,803      $215,674
                                                                              ========      ========

     (See accompanying notes to unaudited consolidated financial statements)

                                   BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (Unaudited)
                                    (In thousands, except per share data)

                                                         FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                  ENDED               ENDED
                                                                MARCH 31,            MARCH 31,
                                                        ---------------------  ---------------------
                                                           2001        2000      2001       2000
                                                        ----------  ---------  ---------  ---------
                           INTEREST INCOME
Mortgage-backed securities held-to-maturity ............ $   150    $   311    $   494    $ 1,009
Mortgage-backed securities available-for-sale ..........     257        342        848      1,082
Investment securities ..................................     145         54        426        162
Loans receivable .......................................   2,924      2,590      8,633      7,605
Interest-earning deposits ..............................      82         60        199        193
Federal Home Loan Bank of Chicago stock ................      62         56        199        143
                                                         -------    -------    -------    -------
Total interest income ..................................   3,620      3,413     10,799     10,194
                                                         -------    -------    -------    -------
                          INTEREST EXPENSE
Savings deposits .......................................   1,265      1,055      3,385      3,184
Borrowed money .........................................     867        799      2,964      2,306
                                                         -------    -------    -------    -------
Total interest expense .................................   2,132      1,854      6,349      5,490
                                                         -------    -------    -------    -------

Net interest income before provision for loan losses ...   1,488      1,559      4,450      4,704
Provision for loan losses ..............................      --         --         --         --
                                                         -------    -------    -------    -------
Net interest income after provision for loan losses ....   1,488      1,559      4,450      4,704
                                                         -------    -------    -------    -------

                         NONINTEREST INCOME
Service fees ...........................................      65         57        197        193
Gain on sale of securities available-for-sale ..........     149         --        149         --
Other ..................................................      18          8         51         35
                                                         -------    -------    -------    -------
Total noninterest income ...............................     232         65        397        228
                                                         -------    -------    -------    -------

                         NONINTEREST EXPENSE
Compensation and benefits ..............................     767        775      2,215      2,312
Office occupancy .......................................     281        289        795        848
Federal deposit insurance premiums .....................       6          6         18         43
Real estate held for sale and development ..............      --         --         --          8
Professional services ..................................     107        212        414        540
Other ..................................................     177        158        554        540
                                                         -------    -------    -------    -------
Total noninterest expense ..............................   1,338      1,440      3,996      4,291
                                                         -------    -------    -------    -------

Income before income taxes .............................     382        184        851        641
Income tax expense .....................................     107         65        219        232
                                                         -------    -------    -------    -------

                             NET INCOME                  $   275    $   119    $   632    $   409
                                                         =======    =======    =======    =======
--------------------------------------------------------------------------------------------------
Earnings per share:
  Basic ................................................ $  0.17    $  0.06    $  0.39    $  0.20
  Diluted ..............................................    0.17       0.06       0.39       0.20

     (See accompanying notes to unaudited consolidated financial statements)

                             BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                         (In thousands)
                                                                                   FOR THE
                                                                              NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ------------------------
                                                                              2001           2000
                                                                           ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................................................  $    632       $    409
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization ...........................................       322            365
Market adjustment for committed ESOP shares .............................        37             41
Amortization of award of RRP shares .....................................       217            286
Gain on sale of securities available-for-sale ...........................      (149)          --
Net amortization of deferred loan fees ..................................       (45)           (47)
Net amortization of discounts and premiums ..............................        94            255
Decrease in accrued interest receivable .................................        44             29
Decrease in prepaid expenses and other assets ...........................        94             28
Decrease in accrued interest payable and other liabilities, net .........      (938)          (526)
                                                                           --------       --------
Net cash provided by operating activities ...............................       308            840
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable .........................................   (20,466)       (21,875)
Principal repayment on loans receivable .................................    12,939         12,469
Principal repayments on mortgage-backed securities held-to-maturity .....     8,981          6,502
Principal repayments on mortgage-backed securities available-for-sale ...     4,813          4,237
Purchase of investment securities .......................................    (1,386)          (350)
Proceeds from sale of investment securities .............................     1,280           --
Purchase of stock in Federal Home Loan Bank of Chicago ..................      (336)          (200)
Proceeds from sale of real estate held for development ..................      --              154
Proceeds from sale of foreclosed real estate ............................        78           --
Purchase of office properties and equipment, net ........................      (117)          (125)
                                                                           --------       --------
Net cash provided by investing activities ...............................     5,786            812
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in savings deposits .............................    10,232         (3,618)
Proceeds from borrowed money ............................................    39,000         26,000
Repayment of borrowed money .............................................   (48,000)       (22,000)
Increase in advance payments by borrowers for taxes and insurance .......      (147)          (166)
Payment of cash dividend ................................................      (238)          (317)
Purchase of treasury stock ..............................................      (513)        (4,556)
                                                                           --------       --------
Net cash provided by (used in) financing activities .....................       334         (4,657)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ....................     6,428         (3,005)
Cash and cash equivalents at the beginning of the period ................     6,334         10,627
                                                                           --------       --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ......................  $ 12,762       $  7,622
----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
            Interest ....................................................  $  6,232       $  5,529
            Income taxes ................................................       175            350

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "COMPANY") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of March 31, 2001 and June 30, 2000 and for the three and nine month periods ended March 31, 2001 and 2000. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2000, and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

     The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire 2001 fiscal year.

(2)  EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing income available to common stock-holders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. Presented below are the calculations for basic and diluted earnings per share:

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           MARCH 31,                    MARCH 31,
                                                  ---------------------------   -------------------------
                                                      2001           2000          2001          2000
                                                  ------------    -----------   -----------   -----------
BASIC:
Net income .....................................    $  275,000    $  119,000    $  632,000    $  409,000
Weighted average shares outstanding ............     1,594,477     1,878,835     1,601,381     2,009,515
Basic earnings per share .......................          0.17          0.06          0.39          0.20

DILUTED:
Net income .....................................    $  275,000    $  119,000    $  632,000    $  409,000
Weighted average shares outstanding ............     1,594,477     1,878,835     1,601,381     2,009,515
Effect of dilutive stock options outstanding ...           505          --            --            --
Diluted weighted average shares outstanding ....     1,594,982     1,878,835     1,601,381     2,009,515
Diluted earnings per share .....................          0.17          0.06          0.39          0.20


(3)  COMPREHENSIVE INCOME

         The Company's comprehensive income (loss) for the three and nine month periods ended March 31, 2001 and 2000 is as follows:

                                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                    MARCH 31,                 MARCH 31,
                                                                             ----------------------   -----------------------
                                                                               2001         2000         2001        2000
                                                                             ---------   ----------   -----------  ----------
Net income ................................................................. $275,000     $119,000    $  632,000   $ 409,000
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during the period .............  405,000      (24,000)    1,328,000    (552,000)
   Less: reclassification adjustment for net gains realized in net income ..  (98,000)        --         (98,000)       --
                                                                             --------     --------    ----------   ---------
Comprehensive income (loss) ................................................ $582,000     $ 95,000    $1,862,000   $(143,000)
                                                                             ========     ========    ==========   =========


(4)  DIVIDEND DECLARATION

     On February 20, 2001, the Board of Directors declared a quarterly dividend of $.05 per share, which was paid on March 15, 2001 to stockholders of record on February 28, 2001.

(5)  STOCK REPURCHASE PROGRAM

     In February 2001, the Board of Directors approved the repurchase of an additional 150,000 shares of the Company's outstanding common stock. The shares of common stock available for repurchase under the current repurchase program, together with shares of common stock previously repurchased, total approximately 40% of the total shares issued by the Company in the initial public offering. Repurchases will be made from time to time at the discretion of management. At March 31, 2001, 808,082 shares had been repurchased under all of the repurchase programs at an average cost of $12.47 per share and 208,017 shares remain to be repurchased under the current programs. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.


                                     ITEM 2
                                     ------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; and depositor and borrower preferences. The Company disclaims any obligation to publically announce future events or developments which may affect the forward-looking statements contained herein.

RECENT DEVELOPMENTS

     Effective March 31, 2001, George M. Briody, President and Chief Executive Officer, and F. Gregory Opelka, Executive Vice President, retired from the Company and the Bank. Mr. Briody will serve as the Chairman of the Board of Directors for both the Company and the Bank. Mr. Opelka will serve as a director for both the Company and the Bank. Effective March 31, 2001, the Company also entered into consulting agreements with Messrs. Briody and Opelka. Copies of the consulting agreements are attached as Exhibits 10.13 and 10.14, respectively to this Form 10-Q.

     Effective March 31, 2001, Timothy L. McCue was appointed the President and Chief Executive Officer of the Company and the Bank. Mr. McCue formerly served as the Senior Vice President and Chief Financial Officer of the Company and the Bank. In connection with Mr. McCue's appointment as President and Chief Executive Officer, the Company also adopted a Supplemental Pension Plan, a copy of which is attached as Exhibit 10.15 to this Form 10-Q.

     Effective March 31, 2001, Michael J. Cahill was appointed the Senior Vice President and Chief Financial Officer of the Company and the Bank. Mr. Cahill formerly served as the Vice President, Controller of the Company and the Bank.

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

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)
 (Unaudited)
                                                                          MARCH 31,    JUNE 30,
                                                                            2001         2000
                                                                         ----------   ----------
SELECTED FINANCIAL CONDITION DATA:
   Total assets ......................................................    $217,803    $215,674
   Loans receivable (net) ............................................     162,759     155,187
   Allowance for loan losses .........................................         300         300
   Mortgage-backed securities ........................................      24,317      37,363
   Savings deposits ..................................................     125,726     115,494
   Borrowed funds ....................................................      57,000      66,000
   Stockholders' equity ..............................................      29,976      28,612

SELECTED FINANCIAL RATIOS:
    Bank Capital ratios (1):
        Tangible .....................................................       10.43%      10.28%
        Core .........................................................       10.43       10.28
        Risk-based ...................................................       22.78       22.93
    Consolidated equity to assets ....................................       13.76       13.27
    Non-performing assets as a percent of total assets ...............        0.05        0.15
    Allowance for loan losses as a percent of total loans ............        0.18        0.19
    Allowance for loan losses as a percent of non-performing loans ...      267.86      120.48


                                                                  FOR THE                FOR THE
                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                MARCH 31,               MARCH 31,
                                                             2001        2000        2001        2000
                                                           --------    --------    --------    --------
  SELECTED OPERATING DATA:
   Net interest income before provision for loan losses    $ 1,488     $ 1,559     $ 4,450     $ 4,704
   Net income .........................................        275         119         632         409

SELECTED FINANCIAL RATIOS:
    Return on average assets (2) ......................       0.50        0.23        0.39        0.26
    Return on average stockholders' equity (2) ........       3.70        1.53        2.88        1.65
    Noninterest expense to average assets (2) .........       2.45        2.74        2.47        2.70

PER SHARE DATA:
    Basic earnings per share ..........................    $  0.17     $  0.06     $  0.39     $  0.20
    Diluted earnings per share ........................       0.17        0.06        0.39        0.20
    Book value per share at end of period .............      17.58       15.79       17.58       15.79
    Cash dividends per share ..........................       0.05        0.05        0.15        0.15

STOCK QUOTES:
    High ..............................................    $14.500     $13.000     $14.500     $15.063
    Low ...............................................     12.000      10.250      10.125      10.250
    At March 31 .......................................     14.500      11.438      14.500      11.438
------------------------------------------------------------

  (1) Fairfield Savings Bank, FSB only.
  (2) Three and nine month results have been annualized.

      COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000

     Total assets increased $2.1 million from $215.7 million at June 30, 2000 to $217.8 million at March 31, 2001. The components of the Company's asset base also changed from June 30, 2000 to March 31, 2001. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $13.1 million from $37.4 million at June 30, 2000 to $24.3 million at March 31, 2001. This decrease was primarily due to the receipt of $13.8 million in principal repayments during the nine month period. An increase of $7.6 million in loans receivable was the result of loan originations of $20.5 million which exceeded the $12.9 million of loan repayments. Interest earning deposits increased $6.2 million from $3.4 million at June 30, 2000 to $9.6 million at March 31, 2001, primarily from increased savings deposits.

     Investments securities are recorded at fair value and increased $1.3 million from $7.5 million at June 30, 2000 to $8.8 million at March 31, 2001. This increase was due to the purchase of $1.4 million of securities, and an increase of $1.0 million in market value which were offset by the sale of $1.1 million of securities. The net unrealized gain/(loss) in this portfolio is included as a component of accumulated other comprehensive income/(loss).

     The allowance for loan losses at March 31, 2001 and June 30, 2000 was $300,000. Management believes that the allowance for loan losses is adequate to cover any probable losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.18% and 0.19% at March 31, 2001 and June 30, 2000, respectively. At March 31, 2001 and June 30, 2000, the ratio of the allowance for loan losses to non-performing loans was 267.86% and 120.48%, respectively. The Bank had one non-performing loan totaling approximately $112,000 at March 31, 2001 and two non-performing loans totaling approximately $249,000 at June 30, 2000. There were no loan chargeoffs during the nine month periods ended March 31, 2001 and 2000.

     Savings deposits increased $10.2 million from June 30, 2000 to March 31, 2001; during this time, borrowed funds decreased by $9.0 million. Interest bearing NOW accounts declined $884,000 primarily due to a $1.7 million decrease in government entity deposits, as such balances tend to fluctuate during the year. Passbook savings were $37.3 million at March 31, 2001 compared to $37.4 million at June 30, 2000. Certificates of deposit accounts increased $13.0 million to $64.8 million at March 31, 2001. During the year, the Bank offered a special CD program which attracted approximately $11.5 million of new certificates of deposit.

     Stockholders' equity at March 31, 2001 was $30.0 million or $1.4 million greater than at June 30, 2000. This increase includes net income of $632,000 and an increase in value of the available-for-sale portfolio of $1.2 million (net of tax) which were offset by treasury stock purchases of $513,000 and dividends declared of $238,000. The Company's book value was $17.58 per share at March 31, 2001 compared to $16.40 per share at June 30, 2000, an increase of $1.18.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000

     GENERAL. For the three months ended March 31, 2001, net income was $275,000 or $0.17 basic and diluted earnings per share, compared to $119,000 or $0.06 basic and diluted earnings per share for the three months ended March 31, 2000.

     INTEREST INCOME. Interest income was $3.6 million for the three months ended March 31, 2001 compared to $3.4 million for the three months ended March 31, 2000. The average balance of interest-earning assets increased $8.2 million from $201.4 million for the three months ended March 31, 2000 to $209.6 million for the three months ended March 31, 2001. The average yield on the Bank's interest-earning assets increased 13 basis points from 6.78% for the three months ended March 31, 2000 to 6.91% for the three months ended March 31, 2001.

     INTEREST EXPENSE. Interest expense increased $278,000 and was $2.1 million for the three months ended March 31, 2001 compared to $1.8 million for the three months endend March 31, 2000. The average rate paid on interest-bearing liabilities increased 48 basis points from 4.41% for the three months ended March 31, 2000 to 4.89% for the three months ended March 31, 2001. The average balance of interest-bearing liabilities increased $7.9 million to $176.9 million for the three months ended March 31, 2001 from $169.0 million for the three months ended March 31, 2000. The increase in the cost of average interest-bearing liabilities resulted primarly from the renewal of maturing certificates of deposit and borrowed funds at higher rates.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.5 million for the three months ended March 31, 2001 and $1.6 million for the three months ended March 31, 2000. The average interest rate spread decreased 35 basis points from 2.37% for the three months ended March 31, 2000 to 2.02% for the comparable period in 2001. Net interest margin decreased 30 basis points and was 2.78% for the three months ended March 31, 2001.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended March 31, 2001 or for the comparable period in 2000. See "Comparison of Financial Condition at March 31, 2001 and June 30, 2000."

     NONINTEREST INCOME. Noninterest income was $232,000 for the three months ended March 31, 2001, compared to $65,000 for the three months ended March 31, 2000. The increase was primarly due to a $149,000 gain on the sale of available-for-sale investment securities during the quarter ended March 31, 2001.

     NONINTEREST EXPENSE. Noninterest expense decreased $102,000 from $1.4 million for the three months ended March 31, 2000 to $1.3 million for the three months ended March 21, 2001.

     Compensation and benefits expense decreased $8,000 to $767,000 for the quarter ended March 31, 2001 due to decreased staffing levels which was partially offset by increased salaries of all employees and increased costs of stock incentive employee benefits.

     Professional services expense for the quarter ended March 31, 2001 was $107,000 as compared to $212,000 for the quarter ended March 31, 2000. This decrease was primarily due to a reduction in legal fees incurred in a suit to recover damages in a real estate development known as The Trails of Olympia Fields. A trial date has been set for May, 2001.

     INCOME TAX EXPENSE. Income tax expense increased $42,000 from $65,000 for the three months ended March 31, 2000 to $107,000 for the three months ended March 31, 2001.This increase was partially due to an increase of $198,000 in pre-tax income. The effective tax rate was 28.0% for the three months ended March 31, 2001 and 35.3% for the three month period ended March 31, 2000. The decrease in the effective tax rate was primarily due to an increase in the dividends received deduction recorded in fiscal year 2001 for dividends received on certain of the Company's investments in preferred stock.


            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
                             MARCH 31, 2001 AND 2000

     GENERAL. For the nine months ended March 31, 2001, net income was $632,000 or $0.39 basic and diluted earnings per share, compared to $409,000 or $0.20 basic and diluted earnings per share for the nine months ended March 31, 2000.

     INTEREST INCOME. Interest income was $10.8 million for the nine months ended March 31, 2001, compared to $10.2 million for the nine months ended March 31, 2000. The average balance of interest-earning assets increased $3.9 million from $203.1 million for the nine months ended March 31, 2000 to $207.0 million for the nine months ended March 31, 2001. The average yield on the Bank's interest-earning assets increased 27 basis points from 6.69% for the nine months ended March 31, 2000 to 6.96% for the nine months ended March 31, 2001.

     INTEREST EXPENSE. Interest expense increased $859,000 to $6.3 million for the nine months ended March 31, 2001 as compared to $5.5 million for the same period in 2000. The average rate paid on interest-bearing liabilities increased 50 basis points from 4.33% for the nine months ended March 31, 2000 to 4.83% for the nine months ended March 31, 2001. The average balance of interest-bearing liabilities increased $6.8 million to $175.2 million for the nine months ended March 31, 2001 from $168.4 million for the nine months ended March 31, 2000. The increase in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit and borrowed funds at higher rates.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses decreased $254,000 and was $4.5 million for the nine months ended March 31, 2001 and $4.7 million for the comparable period in 2000. The average interest rate spread decreased 23 basis points from 2.36% for the nine months ended March 31, 2000 to 2.13% for the nine months ended March 31, 2001. Net interest margin decreased 22 basis points from 3.09% for the nine months ended March 31, 2000 to 2.87% for the nine months ended March 31, 2001.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the nine months ended March 31, 2001 and for the comparable period in 2000. See "Comparison of Financial Condition at March 31, 2001 and June 30, 2000."

     NONINTEREST INCOME. Noninterest income was $397,000 for the nine months ended March 31, 2001 compared to $228,000 for the nine months ended March 31, 2000. The increase was primarly due to a $149,000 gain on the sale of certain available-for-sale investment securities during the nine months ended March 31, 2001.

     NONINTEREST EXPENSE. Noninterest expense decreased $295,000 from $4.3 million for the nine months ended March 31, 2000 to $4.0 million for the nine months ended March 31, 2001.

     Compensation and benefits expense decreased $97,000 to $2.2 million for the nine months ended March 31, 2001 due to decreased staffing levels which was partially offset by increased salaries of all employees and increased costs of stock incentive employee benefits.

     Professional services expense for the nine months ended March 31, 2001 was $414,000 as compared to $540,000 for the nine months ended March 31, 2000. This decrease was primarily due to a reduction in legal fees incurred in a suit to recover damages in a real estate development known as The Trails of Olympia Fields. A trial date has been set for May, 2001.

     Office occupancy expense was $795,000 for the nine months ended March 31, 2001, compared to $848,000 for the same period in 2000. This decrease was primarily due to a decrease in depreciation expense in the current fiscal year due to some equipment being fully depreciated.

     INCOME TAX EXPENSE. Income tax expense decreased $13,000 from $232,000 for the nine months ended March 31, 2000 to $219,000 for the nine months ended March 31, 2001. The effective tax rate was 25.7% for the nine months ended March 31, 2001 and 36.2% for the nine month period ended March 31, 2000. The decrease in the effective tax rate was primarily due to an increase in the dividends received deduction recorded in fiscal year 2001 for dividends received on certain of the Company's investments in preferred stock.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the Federal Home Loan Bank ("FHLB"). While maturities and scheduled amortization of loans and mortgage-backed securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds.

     Congress eliminated the statutory liquidity which required federal savings associations to maintain a minimum amount of liquid assets of between four and ten percent, as determined by the Director of the Office of Thrift Supervision ("OTS"), the Bank's primary federal regulator. The OTS recently conformed its implementing regulations to reflect this statutory change. Under the revised regulations, which became effective March 15, 2001, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2001, the Bank's liquidity ratio was 26.31%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The primary investing activities of the Bank during the nine months ended March 31, 2001 were the origination of mortgage and other loans.

     See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the nine months ended March 31, 2001 and 2000.

     At March 31, 2001, the Bank had outstanding loan origination commitments of $4.1 million and unused lines of consumer credit of $628,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2001 totaled $31.1 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

     At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $22.1 million, or 10.43% of total adjusted assets, which is above the required level of $3.2 million or 1.50%; core capital of $22.1 million, or 10.43% of total adjusted assets, which is above the required level of $6.3 million or 3.00%; and total risk-based capital of $22.4 million, or 22.78% of risk-weighted assets, which is above the required level of $7.9 million, or 8.00%.


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

ITEM 1.    Legal Proceedings
           None

ITEM 2.    Changes in Securities and Use of Proceeds
           None

ITEM 3.    Defaults Upon Senior Securities
           None

ITEM 4.    Submission of Matters to a Vote of Security Holders
           None

ITEM 5.    Other Information
           None

ITEM 6.    Exhibits and Reports on Form 8-K
           (a) Exhibit No.
               10.13 Consulting Agreement between Big Foot Financial Corp. and George M. Briody
               10.14 Consulting Agreement between Big Foot Financial Corp. and F. Gregory Opelka
               10.15    Supplemental Pension Plan of Big Foot Financial Corp.
           (b) Reports on Form 8-K
               The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 20, 2001 to report, under Item 5 - Other Events, the retirement of George
               M. Briody and F. Gregory Opelka, the Company's and the Bank's President and Chief Executive Officer; and Executive Vice President, respectively, effective March 31, 2001. The Company also reported the appointment of Timothy L. McCue as the Company's and the Bank's President and Chief Executive Officer and Michael Cahill as the Company's and the Banks's Senior Vice President and Chief Financial Officer. No financial statements were filed with this Form 8-K.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BIG FOOT FINANCIAL CORP.
                                                              (Registrant)



                                              By:  /s/Michael J. Cahill
                                                   -----------------------------
                                                           Michael J. Cahill
                                                       Senior Vice President and
                                                        Chief Financial Officer
May 8, 2001