Form 10-K
period 2001-06-30
BIG FOOT FINANCIAL CORP
filed 2001-09-27
CIK 1022807

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

                     For the fiscal year ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity of the Registrant by non-affiliates was approximately $13.5 million as of September 14, 2001.

As of September 14, 2001, 1,509,168 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 2001 Annual Report to Stockholders are incorporated by reference in Part II.

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

                            BIG FOOT FINANCIAL CORP.
                               REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 2001

                                TABLE OF CONTENTS



       ITEM                                               PART I                                               PAGE

        1         BUSINESS                                                                                       3
        2         PROPERTIES                                                                                    32
        3         LEGAL PROCEEDINGS                                                                             32

                                                          PART II

        4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           32
        5         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                         32
        6         SELECTED FINANCIAL DATA                                                                       33
        7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         34
        7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    34
        8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                   34
        9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE          34

                                                          PART III

        10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                            34
        11        EXECUTIVE COMPENSATION                                                                        34
        12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                35
        13        CERTAIN RELATIONSHIPS AND RELATED TRANSCTIONS                                                 35

                                                          PART IV

        14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                               35






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

         At June 30, 2001, the Company had total assets of $223.6 million, of which $170.2 million was comprised of loans receivable and $22.4 million was comprised of mortgage-backed securities. At such date, total savings deposits were $128.2 million, borrowings were $61.0 million and stockholders' equity was $28.1 million. The Company's common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol "BFFC." Unless otherwise disclosed, the information presented in this Annual Report on Form 10-K represents the activity of the Bank for the period prior to December 19, 1996 and the activity of Big Foot Financial Corp. consolidated thereafter. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

         In connection with its public offering, the Bank changed its fiscal year-end to June 30. The Company's and the Bank's fiscal year 1997 consisted of the 11-month period beginning August 1, 1996 and ending June 30, 1997. The Company believes that it is appropriate to compare the results for the 11-month period ended June 30, 1997 with the years ending June 30, 2001, 2000, 1999 and 1998.

         The Bank was originally founded in 1901 as an Illinois state chartered mutual savings and loan association. On July 1, 1991, the Bank converted to a federally chartered mutual savings bank. The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (the "OTS"), its primary regulator, and the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits. The Bank's savings deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund (the "SAIF") of the FDIC. The Bank does not have any subsidiary operations.

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

         MARKET AREA. The Bank is a community-oriented financial institution which provides a variety of financial services to meet the needs of the communities which it serves. The Bank serves three distinct geographic markets: the Chicago branch at 1601 North Milwaukee Avenue serves the near northwest side of the City of Chicago, the Norridge branch at 8301 West Lawrence serves Chicago's near northwestern suburbs and the Long Grove branch at Old McHenry Road and Route 83 serves northern Cook and southern Lake counties. The Bank's customer base may be categorized by branch location. In the Chicago branch, the customer base is largely comprised of blue collar workers and young white collar technicians and professionals. The Chicago market is experiencing new construction and a refurbishing of its existing aged housing stock and is an active mortgage market as well as a savings market. The Norridge branch serves a customer base split between blue and white collar workers where the market is well established. The Norridge market has modest prospects for growth; however, it provides the Bank with a stable source of deposits and loan demand. The Long Grove office is situated in an affluent, high growth, white collar market. This is a dynamic market which provides the Bank with significant loan demand and potential for growth opportunities in savings and lending activities. Substantially all loans originated by the Bank are secured by real estate located in Cook, DuPage and Lake counties in Illinois.

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

         IMPACT OF THE ECONOMY ON OPERATIONS. Declines in the local economy, national economy or real estate market could adversely affect the financial condition and results of operations of the Bank, including decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on foreclosed real estate.

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At June 30, 2001, the Bank had gross loans receivable outstanding of $170.7 million, of which $168.6 million, or 98.6% of gross loans, were one- to four-family residential mortgage loans. The remainder consisted of $0.9 million of multifamily mortgage loans, or 0.6% of gross loans; $0.3 million of commercial real estate mortgage loans, or 0.2% of gross loans; $0.8 million of home equity loans, or 0.5% of gross loans; and $88,000 of other loans, or 0.1% of gross loans.

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

         All of the Bank's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors the majority of which, in the case of one- to four-family residential mortgage loans, conform to the Federal National Mortgage Association ("Fannie Mae") standards. Property valuations by a member of the Bank's appraisal staff or independent appraisers approved by the Board of Directors are required. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Generally, the Bank will lend against the appraised value of property up to a maximum loan to value ratio of 95%. Private mortgage insurance is required on all loans with loan to value ratios greater than 80%. All loans are approved by the full Board of Directors. Mortgage loans originated by the Bank generally include due on sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due on sale clauses are an important means of adjusting the rates of the Bank's fixed-rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses. It is the Bank's policy to require title insurance policies certifying or insuring that the Bank has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, where necessary, flood insurance policies. Most borrowers are required to maintain a noninterest-bearing escrow account or a pledged passbook savings account with the Bank to cover charges for real estate taxes, hazard insurance premiums and assessments.

         Under applicable federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2001, based on the above, the Bank's regulatory loans to one borrower limit was approximately $3.3 million. At June 30, 2001, the two largest dollar amounts outstanding to one borrower or group of related borrowers were approximately $500,000 and $495,000. Both of these loans are secured by one- to four-family properties located in the Bank's market area and, at June 30, 2001, were performing in accordance with their terms.

         The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

                                                                         AT JUNE 30
                              ------------------------------------------------------------------------------------------------
                                     2001                2000                 1999            1998                 1997
                              ------------------ ------------------- ------------------- ----------------- -------------------
                                         PERCENT             PERCENT             PERCENT           PERCENT             PERCENT
                               AMOUNT   OF TOTAL  AMOUNT    OF TOTAL  AMOUNT    OF TOTAL AMOUNT   OF TOTAL  AMOUNT    OF TOTAL
                              --------  -------- --------   -------- --------   -------- -------  -------- --------   --------
                                                                     (Dollars in thousands)
Mortgage loans:
  One-to four-family          $168,582    98.6%   $153,803    98.7%  $136,924    98.5%  $113,441    97.8%  $ 91,133      96.7%
  Multifamily (1)                  947     0.6         603     0.4        610     0.4        741     0.6        942       1.0
  Commercial real estate           320     0.2         429     0.3        593     0.4        833     0.7        384       0.4
  Land, construction                --      --          --      --         58     0.1        118     0.1        403       0.4
        /development
  Home equity                      790     0.5         731     0.5        597     0.4        822     0.7      1,258       1.3
                              --------   -----   ---------   -----   --------   -----   --------    -----   -------     -----
    Total mortgage loans      $170,639    99.9%   $155,566    99.9%  $138,782    99.8%  $115,955    99.9%   $94,120      99.8%
                              --------   -----   ---------   -----   --------   -----   --------    -----   -------     -----
Other loans
  Loans on savings deposits         88     0.1         155     0.1        316     0.2         144    0.1        181       0.2
                              --------   -----   ---------   -----   ---------  -----   ---------   -----   -------     -----
    Total other loans               88     0.1         155     0.1        316     0.2         144    0.1        181       0.2
                              --------   -----   ---------   -----   --------   -----   ---------   -----   -------     -----
       Loans receivable,      $170,727   100.0%   $155,721   100.0%  $139,098   100.0%   $116,099   100.0%  $94,301     100.0%
        gross                 ========   =====   =========   =====   ========   =====   =========   =====   =======     =====
  Less:
    Deferred loan fees             239                 234                281                 327               377
    Allowance for loan             300                 300                300                 300               300
        losses                --------            --------           --------           ---------           --------
       Loans receivable,      $170,188            $155,187           $138,517            $115,472           $93,624
        net                   ========            ========           ========           =========           ========

----------------------

(1) Multifamily includes participation in Community Investment Corporation ("CIC") of $386,000 at June 30, 2001, $386,000 at June 30, 2000, $333,000 at
June 30, 1999, $389,000 at June 30, 1998, $413,000 at June 30, 1997. CIC is a
not-for-profit tax-exempt corporation whose purpose is to focus the resources and expertise of the financial community to revitalize certain neighborhoods in Chicago.


         MORTGAGE LOANS. At June 30, 2001, over 98.8% of the Bank's $170.6 million mortgage loan portfolio consisted of mortgage loans secured by one- to four-family residential real estate. While the Bank offers adjustable-rate mortgage products, the Bank's customer base has historically favored fixed-rate mortgage loans, which are generally priced off the Fannie Mae delivery rate with adjustments relating to local competition and the availability of funds. At June 30, 2001, approximately 97.2% of the Bank's mortgage portfolio was comprised of fixed-rate loans. The balance of the mortgage loan portfolio was comprised of adjustable rate loans, including approximately $3.6 million of one-to four-family residential mortgages, the majority of which are tied to the National Cost of Funds or Treasury Bill Indexes and adjust annually to rates from 2.5% to 2.75% over the Index. These loans carry annual caps and life-of-the-loan ceilings to protect borrowers against sudden rate volatility. Generally, adjustable rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Bank's policy to underwrite its adjustable rate mortgage loans based on the fully indexed origination rate. The Bank currently has no mortgage loans that are subject to negative amortization. Management intends to continue to emphasize fixed rate loans secured by single family owner-occupied units. The Bank also makes home equity loans.

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

         The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                                                           FOR THE YEAR ENDED JUNE 30,
                                                            ------------------------------------------------------
                                                                 2001                2000                1999
                                                             -------------       -------------      --------------
                                                                              (Dollars in thousands)



     Loan balances at beginning of year                      $     155,721       $     139,098      $      116,099
                                                             -------------       -------------      --------------
     Mortgage loans originated:
        One-to four-family                                          36,623              32,079              43,587
        Multifamily                                                    398                 270                  98
                                                             -------------       -------------      --------------
          Total mortgage loans originated                           37,021              32,349              43,685
     Other loans originated:
        Other loans                                                    110                 173                 449
                                                             -------------       -------------      --------------
          Total loans originated                                    37,131              32,522              44,134
                                                             -------------       -------------      --------------
     Additional draws - open-end home equity loans                     490                 475                 279
     Principal repayments                                          (22,615)            (16,296)            (21,414)
     Loans transferred to foreclosed real estate                        --                 (78)                 --
                                                             -------------       -------------      --------------
     Loan balances at end of year                            $     170,727       $     155,721      $      139,098
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

         The Bank charges service fees, late payment and other miscellaneous service fees. During the years ended June 30, 2001, 2000, and 1999, the Bank recognized fees totaling $17,000, $15,000, and $16,000, respectively.

         LOAN MATURITY. The following table shows the contractual maturity of the Bank's loan portfolio at June 30, 2001. Loans are shown as due based on their contractual terms to maturity rather than when interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

                                              MORTGAGE LOANS                                      TOTAL LOANS
                              ------------------------------------------------                --------------------
                               ONE-TO                                                                     WEIGHTED
DUE DURING YEAR                 FOUR-      MULTI-      COMMERCIAL      HOME       OTHER                    AVERAGE
ENDING JUNE 30,                FAMILY      FAMILY      REAL ESTATE     EQUITY     LOANS       AMOUNT        RATE
------------------------     -----------  --------     -----------    --------   --------     --------   -----------
                                                                  (Dollars in thousands)

2002                          $     46      $   --        $     --    $    238   $     13      $   297      7.55%
2003                               161           2              20          88         25          296      7.65
2004                               242          19              --          20         50          331      7.79
2005 and 2006                      526          --              --          20         --          546      7.73
2007 to 2012                    12,862          --              19         424         --       13,305      7.01
2013 to 2017                    37,387         285              --          --         --       37,672      6.72
2018 to 2022                     5,989         244             281          --         --        6,514      7.29
2023 and following             111,369         397              --          --         --      111,766      7.05
                              --------      --------      --------    --------   ---------    ---------     ----
Total loans due, gross        $168,582      $  947        $    320    $    790   $     88     $170,727      6.99%
                              ========      ========      ========    ========   =========    =========


         The following table sets forth at June 30, 2001, the dollar amount of loans due after June 30, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                       DUE AFTER JUNE 30, 2002
                                                             --------------------------------------
                                                             FIXED        ADJUSTABLE          TOTAL
                                                          ---------       ----------      -------------
                                                                      (DOLLARS IN THOUSANDS)


         Mortgage loans:
           One- to four-family                            $ 164,975       $    3,561      $  168,536
           Multifamily                                          549              398             947
           Commercial real estate                               301               19             320
           Home equity                                           --              552             552
                                                          ---------        ---------      ----------
         Total mortgage loans                               165,825            4,530         170,355
         Other loans                                             75               --              75
                                                          ---------        ---------      ----------
           Total loans                                    $ 165,900        $   4,530      $  170,430
                                                          =========        =========      ==========

DELINQUENCIES AND NON-PERFORMING ASSETS

         DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. Contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, deficiencies are cured promptly. If the deficiency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank may institute measures to remedy the default, including commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale. If the Bank acquires the property at judicial sale or accepts a voluntary deed of the secured property in lieu of foreclosure, the acquired property is then listed in the Bank's Foreclosed Real Estate ("FRE") account until it is sold. At June 30, 2001, the Bank had no FRE. The Bank is permitted to finance sales from its FRE account by "loans to facilitate," which involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Bank's underwriting guidelines. At June 30, 2001, the Bank had no such "loans to facilitate."

         The following table sets forth information with respect to the Bank's non-performing assets (which includes loans that are delinquent for 90 days or more and FRE) at the dates indicated. At June 30, 2001, there were no loans other than those included in the table below with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.


                                                                            AT JUNE 30,
                                                  --------------------------------------------------------------------

NON-PERFORMING LOANS:                                 2001        2000         1999           1998             1997
------------------------------------------        -----------   --------     --------       --------      ------------
                                                                    (Dollars in thousands)


Mortgage loans:
    One- to four-family                            $   112       $   249      $   186       $   342       $   199
    Multifamily                                         --            --            7            --            --
    Commercial real estate                              --            --           --            --            --
    Land, construction and development                  --            --           --            --            --
    Home equity                                         --            --           --            --            --
    Other loans                                         --            --           --            --            --
                                                   -------       -------      -------       -------       -------
      Total non-performing loans                       112           249          193           342           199
                                                   -------       -------      -------       -------       -------
Foreclosed real estate                                  --            78           --            --            --
                                                   -------       -------      -------       -------       -------
      Total non-performing assets                  $   112       $   327      $   193       $   342       $   199
                                                   =======       =======      =======       =======       =======

Total non-performing loans to total loans             0.06%         0.16%        0.14%         0.29%         0.21%
Total non-performing assets to total assets           0.05          0.15         0.09          0.16          0.09


A loan is placed on non-accrual status when it becomes 90 days or more delinquent and when the collection of principal and/or interest becomes doubtful. At June 30, 2001, the Bank had no non-accrual loans. At June 30, 2000, the Bank had one single family residential loan with an outstanding principal balance of $113,000 that was non-accruing. At June 30, 1999, the Bank had one single family residential loan with an outstanding principal balance of $70,000 that was non-accruing. For the years ended June 30, 2001 and 2000 and 1999 the amount of interest income that would have been recorded on non-accrual loans had such loans been accruing interest in accordance with their terms was $0, $4,000, and $4,000 respectively. Interest earned on loans 90 days or more delinquent and still accruing interest amounted to $11,000, $9,000, and $11,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

         The Bank's non-performing assets at June 30, 2001, consisted of a single one- to four- family residential loan with an outstanding principal balance of $112,000. The Bank's non-performing assets at June 30, 2000, consisted of two one- to four-family residential loans with an aggregate outstanding principal balance of $249,000, and a single one- to four- family FRE property with a carrying balance of $78,000. The Bank's non-performing assets at June 30, 1999 consisted of two one-to four-family residential loans, with an aggregate outstanding principal balance of $186,000 and one multi-family residential loan with an outstanding principal balance of $7,000. The properties underlying the non-performing loans and the FRE are located in the Chicago metropolitan area.

         CLASSIFIED ASSETS. OTS regulations require that each saving association classify its assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations of savings associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. OTS regulations provide for three adverse classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings association to a sufficient degree of risk to warrant classifications, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the savings association to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss or charge off such amount. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its loans at June 30, 2001, the Bank had no potential problem loans which met the criteria for classification as "Special Mention", "Substandard", or "Doubtful."

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses (the "ALL") is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Bank's underwriting policies. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions and the Bank's actual experience differ substantially from the conditions and experience used in the assumptions upon which the initial determinations are based. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyzes all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. On July 2, 2001, the Federal Financial Institutions Examination Council (FFEIC), on behalf of the OTS and the other federal banking agencies issued a policy statement on the allowance for loan and lease losses methodologies and documentation for banks and savings institutions. This policy statement clarifies that the banking agencies guidance relating to methodologies and supporting documentation for calculation of the ALL. The board of directors is responsible for ensuring that controls are in place to determine the appropriate level of the ALL.

         While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio as part of a future regulatory examination, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Moreover, no assurance can be made that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside of management's control. The directors of the Bank and the Company review, on a quarterly basis, the provision for loan losses and the allowance for loan losses and the assumptions utilized by management as to their reasonableness and adequacy. Specific valuation reserves are provided for individual loans which are contractually past due (including loans classified Substandard or Doubtful) when ultimate collection is considered questionable by management after reviewing the current status of such loans and considering the net realizable value of the security for the loan.

         The following table analyzes activity in the Bank's allowance for loan losses during the periods indicated.




                                                                                                                AT OR FOR
                                                                                                                THE ELEVEN
                                                                          AT OR FOR THE                            MONTHS
                                                                     YEAR ENDED JUNE 30,                           ENDED
                                                       ---------------------------------------------------------- JUNE 30,
   ALLOWANCE FOR LOAN LOSSES                           2001            2000            1999            1998        1997
   -------------------------                         ---------       --------       ----------       ----------   --------
                                                                              (Dollars in thousands)

Balance at beginning of period                         $   300        $   300        $   300        $   300        $   300
Provision for loan losses                                   --             --             --             --             --
Charge-offs:
  Mortgage loans:
     One- to- four-family                                   --             --             --             --             --
     Multifamily                                            --             --             --             --             --
     Commercial real estate                                 --             --             --             --             --
     Land, construction and development                     --             --             --             --             --
     Home equity                                            --             --             --             --             --
  Other loans                                               --             --             --             --             --
                                                       -------        -------        -------        -------        -------
        Total charge-offs                                   --             --             --             --             --
                                                       -------        -------        -------        -------        -------
Recoveries                                                  --             --             --             --             --
                                                       -------        -------        -------        -------        -------
Balance at end of year                                 $   300            300        $   300        $   300        $   300
                                                       =======        =======        =======        =======        =======
Allowance for loan losses to total loans
   at the end of the period (1)                           0.18%          0.19%          0.22%          0.26%          0.32%
Allowance for loan losses to total
  non-performing loans at end of period                 267.86         120.48         155.44          87.72         150.75
Allowance for loan losses to total
  non-performing assets at end of period                267.86          91.74         155.44          87.72         150.75
Net charge-offs to average loans outstanding                --             --             --             --             --

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

                                                                        AT JUNE 30,
                                     ------------------------------------------------------------------------------
                                                      2001                               2000
                                     ----------------------------------------  ------------------------------------
                                                                 PERCENT OF                              PERCENT OF
                                                                LOANS IN EACH                          LOANS IN EACH
                                       ALLOWANCE   PERCENT OF    CATEGORY TO   ALLOWANCE   PERCENT OF    CATEGORY TO
                                        AMOUNT     ALLOWANCE     GROSS LOANS    AMOUNT     ALLOWANCE    GROSS LOANS
                                       ---------   ---------    -------------  ---------   ---------   -------------
                                                                    (Dollars in thousands)
Mortgage loans:
   One- to four-family                 $    288      96.0 %         98.6 %     $   264        88.0 %         98.7 %
   Multifamily                                5       1.6            0.6             1         0.3            0.4
   Commercial real estate                     3       1.0            0.2             4         1.3            0.3
   Land, construction and development        --        --            --             --          --             --
   Home equity                                2       0.7            0.5             2         0.7            0.5
Other loans                                  --        --            0.1            --          --            0.1
Unallocated                                   2       0.7             --            29         9.7             --
                                       --------     -----          -----       -------       -----          -----
   Total                               $    300     100.0%         100.0%      $   300       100.0%         100.0%
                                       ========     =====          =====       =======       =====          =====




                                                                       AT JUNE 30,
                             ----------------------------------------------------------------------------
                                               1999                                  1998
                             -------------------------------------  -------------------------------------

                                                        PERCENT OF                           PERCENT OF
                                                     LOANS IN EACH                          LOANS IN EACH
                             ALLOWANCE   PERCENT OF   CATEGORY TO   ALLOWANCE   PERCENT OF   CATEGORY TO
                              AMOUNT     ALLOWANCE    GROSS LOANS    AMOUNT     ALLOWANCE    GROSS LOANS
                             ---------   ---------   -------------  ---------   ----------  -------------
                                                              (Dollars in thousands)

Mortgage loans:
   One- to four-family       $     237    79.1%       98.5%         $   125      41.7%          97.8%
   Multifamily                       3     1.0         0.4                4       1.3            0.6
   Commercial real estate            6     2.0         0.4                8       2.7            0.7
   Land, construction and
      Development                    1     0.3         0.1                1       0.3            0.1
   Home equity                       1     0.3         0.4                2       0.7            0.7
Other loans                         --      --         0.2               --        --            0.1
Unallocated                         52    17.3          --              160      53.3             --
                             ---------   -----       -----          -------     -----          -----
    Total                    $     300   100.0%      100.0%         $   300     100.0%         100.0%
                             =========   =====       =====          =======     =====          =====

                                                  AT JUNE 30,
                                   ---------------------------------------
                                                    1997
                                   ---------------------------------------
                                                              PERCENT OF
                                                            LOANS IN EACH
                                    ALLOWANCE  PERCENT OF    CATEGORY OF
                                     AMOUNT    ALLOWANCE     GROSS LOANS
                                   ---------- -----------   -------------



Mortgage loans:                    $      105      35.0%           96.7%
   One- to four-family                      5       1.7             1.0
   Multifamily                              4       1.3             0.4
   Commercial real estate
   Land, construction and                   2       0.7             0.4
      Development                           3       1.0             1.3
   Home equity                             --        --             0.2
Other loans                               181      60.3              --
Unallocated                        ----------     -----           -----
                                   $      300     100.0%          100.0%
    Total                          ==========     =====           =====



INVESTMENT ACTIVITIES

         GENERAL. The investment policy of the Bank, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide and maintain adequate liquidity, maintain a balance of high quality, diversified investments, minimize risks to the Bank and complement the Bank's lending activities. The investment policy is implemented by the Chief Financial Officer and the President. The policy designates the Chief Financial Officer as the investment manager authorized to oversee the daily operations of the investment portfolio. Under OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. At June 30, 2001, the Bank's liquidity ratio was 23.63%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the 2001 Annual Report to Stockholders.

         As required by Statement of Financial Accounting Standards ("SFAS") 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of earnings. At June 30, 2001, the Bank had no securities which were classified as trading. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after tax basis, as a separate component of accumulated other comprehensive income in stockholders' equity. At June 30, 2001, $20.8 million of securities were classified as available-for-sale. At June 30, 2001, held-to-maturity securities totaled $11.1 million and had a fair value of $11.1 million.

         MORTGAGE-BACKED SECURITIES. The Bank invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand.

         At June 30, 2001, all securities in the Bank's mortgage-backed securities portfolio were directly insured or guaranteed by Fannie Mae or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), thereby providing the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they are collected. The Bank's mortgage-backed securities portfolio had a weighted average yield of 6.89% at June 30, 2001.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank. In general, mortgage-backed securities issued or guaranteed by the Government National Mortgage Association ("Ginnie Mae"), Fannie Mae and Freddie Mac and certain AAA rated mortgage-backed pass through securities are weighted at no more than 20% for risk based regulatory capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

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

         INVESTMENT SECURITIES. Federal savings associations have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federal savings association is otherwise authorized to make directly. The Bank, from time to time, has used investment securities to supplement loan volume and to provide short- and intermediate-term assets for asset/liability management purposes. From time to time, the Bank has invested in high quality investment securities with various terms to maturity. At June 30, 2001, the Company had $9.4 million in investment securities, at fair value.

         The following table sets forth activity in the Company's mortgage-backed and investment securities portfolio for the periods indicated.


                                                                     FOR THE YEAR ENDED JUNE 30,
                                                     --------------------------------------------------------
                                                           2001               2000                   1999
                                                     ------------------  ---------------     ----------------
                                                                         (In thousands)


Held-to-maturity:
    Amortized cost at beginning of year              $      17,894       $     28,567        $      46,729
    Purchases/sales, net                                     3,000                 --                   --
    Principal repayments                                    (9,738)           (10,419)             (17,863)
    Premium and discount amortization, net                     (76)              (254)                (299)
                                                     -------------       ------------        -------------
    Amortized cost at end of year                    $      11,080       $     17,894        $      28,567
                                                     -------------       ------------        -------------

Available-for-sale
    Amortized cost at beginning of year              $      28,348       $     29,495        $      35,550
    Purchases/sales, net                                    (2,369)             4,406               11,188
    Principal repayments                                    (5,872)            (5,473)             (17,165)
    Premium and discount amortization, net                     (43)               (80)                 (78)
                                                     -------------       ------------        -------------
    Amortized cost at end of year                    $      20,064       $     28,348        $      29,495
                                                     -------------       ------------        -------------
      Total mortgage-backed and
         investment securities portfolio             $      31,144       $     46,242        $      58,062
                                                     =============       ============        =============



         The following table sets forth certain information regarding the amortized cost and fair value of the Company's mortgage-backed and investment securities at the dates indicated.

                                                                           AT JUNE 30,
                                     ------------------------------------------------------------------------------------------
                                                 2001                       2000                        1999
                                     ----------------------------   --------------------------    -----------------------------
                                       AMORTIZED                     AMORTIZED                      AMORTIZED
                                         COST          FAIR VALUE      COST         FAIR VALUE        COST         FAIR VALUE
                                     --------------    ----------  -------------    ----------    -------------    ----------
                                                                             (In thousands)
Held-to-maturity:
  Fannie Mae                             $    8,080    $   8,111   $   17,894       $  17,227     $   28,567       $  28,055
  Investment Securities                       3,000        3,000           --              --             --              --
                                         ----------    ---------   ----------       ---------     ----------       ---------
       Total held-to-maturity            $   11,080    $  11,111   $   17,894       $  17,227     $   28,567       $  28,055
                                         ----------    ---------   ----------       ---------     ----------       ---------
Available-for-sale:
  Fannie Mae                             $   13,008    $  13,023   $   18,475       $  17,723     $   23,344       $  22,974
  Freddie Mac                                 1,279        1,305        1,792           1,746          2,480           2,473
  Investment Securities                       5,777        6,442        8,081           7,511          3,671           3,320
                                         ----------    ---------   ----------       ---------     ----------       ---------
       Total available-for-sale          $   20,064    $  20,770   $   28,348       $  26,980     $   29,495       $  28,767
                                         ----------    ---------   ----------       ---------     ----------       ---------

  Total mortgage-backed and
       investment securities portfolio   $   31,144    $  31,881   $   46,242       $  44,207     $   58,062       $  56,822
                                         ==========    =========   ==========       =========     ==========       =========


         The table below sets forth certain information regarding the amortized cost, fair value, weighted average yields and stated maturity of the Company's mortgage-backed and investment securities portfolio at June 30, 2001. No effect has been given to prepayments or amortization of securities. There were no mortgage-backed securities (exclusive of obligations of the U.S. Government and any federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at June 30, 2001.


                                                                         AT JUNE 30, 2001
                                                       ----------------------------------------------------
                                                                                                 WEIGHTED
                                                         AMORTIZED             FAIR              AVERAGE
                                                            COST               VALUE              COUPON
                                                       -------------       --------------      ------------
                                                                     (Dollars in thousands)
     HELD-TO-MATURITY:
     No stated maturity date                           $       --          $        --                --%
     Due within 1 year                                        252                  248              7.50
     Due after 1 year but within 5 years                    3,568                3,556              6.40
     Due after 5 years but within 10 years                    275                  275              7.00
     Due after 10 years                                     6,985                7,032              7.18
                                                       ----------          -----------         ---------
        Total held-to-maturity                         $   11,080          $    11,111              6.93%
                                                       ----------          -----------         ---------

     AVAILABLE-FOR-SALE:
     No stated maturity date                           $    3,266          $     3,878              5.86%
     Due within 1 year                                        452                  458              7.35
     Due after 1 year but within 5 years                    5,808                5,796              6.46
     Due after 5 years but within 10 years                  5,158                5,237              7.07
     Due after 10 years                                     5,380                5,401              7.24
                                                       ----------          -----------         ---------
       Total available-for-sale                        $   20,064          $    20,770              6.75%
                                                       ----------          -----------         ---------

     TOTAL:
     No stated maturity date                           $    3,266          $     3,878              5.86%
     Due within 1 year                                        704                  706              7.41
     Due after 1 year but within 5 years                    9,376                9,352              6.44
     Due after 5 years but within 10 years                  5,433                5,512              7.07
     Due after 10 years                                    12,365               12,433              7.21
                                                       ----------          -----------         ---------
       Total mortgage-backed securities
       and investment portfolio                        $   31,144          $    31,881              6.81%
                                                       ==========          ===========         =========



         REAL ESTATE INVESTMENT. At June 30, 2001, the Company had no investment in real estate held for sale and development. The investment in real estate held for sale and development originally consisted of 158 single family detached home sites and a 15-acre commercial parcel in a Planned Unit Development named the Trails of Olympia Fields. At June 30, 1999, the Bank had nearly liquidated this investment through sales, and only one five-acre commercial parcel with a book value of $262,000 remained unsold. This parcel was sold in July 1999 at an auction without reservation. The sale price, net of all selling cost, was approximately $154,000, resulting in a loss of approximately $108,000. A loss accrual was recorded by the Company in the quarter ended June 30, 1999 for this amount. Through the sale of this property, the Company expects to benefit in future years from a reduction of operating expenses related to the property of approximately $40,000 annually and from the ability to invest the proceeds of the sale in income-earning assets.

         In connection with the development of the Trails of Olympia Fields the Bank initiated action against certain parties involved in the development. A final settlement was reached resolving its remaining claims against the named defendants in the fourth quarter of fiscal year 2001. The Bank has received approximately $707,000 in total settlement awards in these cases, of which approximately $523,000 was received in the fourth quarter this year. The Bank's co-plaintiffs in the case also received approximately $500,000 in settlement of their claims against the defendants. The professional services expenses (legal expenses) paid during the fiscal year relating to the suit offset the settlement award, and therefore there was minimal impact on net income for the fiscal year ended June 30, 2001.

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

         SAVINGS DEPOSITS. The Bank offers several types of savings programs to attract short term and long term savings deposits, including passbook, various NOW accounts, money market deposit accounts and a variety of fixed-rate, money market certificates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank's savings deposits are obtained predominantly from the areas near its office locations. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain savings deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain savings deposits. At June 30, 2001, the Bank had approximately $128.2 million outstanding in savings deposits.

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

                                                                              AT JUNE 30,
                                     -----------------------------------------------------------------------------------------------
                                                  2001                           2000                           1999
                                     -----------------------------   -----------------------------   ----------------------------
                                                 PERCENT  WEIGHTED              PERCENT   WEIGHTED             PERCENT   WEIGHTED
                                                 OF TOTAL  AVERAGE              OF TOTAL  AVERAGE              OF TOTAL   AVERAGE
                                      AMOUNT     DEPOSITS   RATE     AMOUNT     DEPOSITS   RATE       AMOUNT   DEPOSITS    RATE
                                     --------    -------- --------   -------    --------  --------   --------  --------  --------
                                                                   (Dollars in thousands)
Noninterest-bearing NOW accounts     $  6,918       5.4%      --%    $  6,592       5.7%      --%    $  5,949     4.8%      --%
Interest-bearing NOW accounts          10,272       8.0     2.02        8,944       7.8     2.01       10,020     8.1     2.01
Money market demand accounts            9,460       7.4     3.11       10,752       9.3     3.24       10,865     8.8     2.82
Passbook accounts                      35,396      27.6     2.50       37,447      32.4     2.50       39,358    31.7     2.50
Certificates of deposit                66,161      51.6     5.56       51,759      44.8     5.09       57,725    46.6     4.86
                                     --------     -----     ----     --------     -----     ----     --------   -----     ----
  Total                              $128,207     100.0%    3.55%    $115,494     100.0%    3.55%    $123,917   100.0%    3.47%
                                     ========     =====              ========     =====              ========   =====


         The following table presents the savings deposit activity of the Bank for the periods indicated.


                                                                           FOR THE YEAR ENDED JUNE 30,
                                                           ---------------------------------------------------
                                                             2001                  2000                 1999
                                                           ---------            ---------            ---------
                                                                         (Dollars in thousands)
Deposits                                                   $ 300,199            $ 320,503            $ 300,897
Withdrawals                                                 (291,734)            (332,933)            (305,172)
                                                           ---------            ---------            ---------
Deposits in excess of (less than) withdrawals                  8,465              (12,430)              (4,275)
Interest credited                                              4,248                4,007                4,357
                                                           ---------            ---------            ---------
  Total increase (decrease) in savings deposits            $  12,713            $  (8,423)           $      82
                                                           =========            =========            =========


         At June 30, 2001, the Bank had $13.0 million in certificate accounts with a balance of $100,000 or greater maturing as follows:


                                                      WEIGHTED
                                           AMOUNT   AVERAGE RATE
                                          --------  ------------
                                         (Dollars in thousands)
      Maturity Period
      ---------------
      Within three months                 $  7,856       5.81%
      After three but within six months      1,820       4.63
      After six but within 12 months         1,754       4.92
      After 12 months                        1,543       5.59
                                          --------       ----
        Total                             $ 12,973       5.49%
                                          ========

         The following table sets forth the amount of certificates of deposit outstanding at the dates indicated and the remaining period to maturity of the certificates of deposit outstanding at June 30, 2001.

                                  PERIOD TO MATURITY AT JUNE 30, 2001
                               ------------------------------------------
                                                ONE TO         MORE THAN                   TOTAL AT JUNE 30,
                               LESS THAN         THREE         THREE TO         ---------------------------------------
    INTEREST RATE RANGE        ONE YEAR          YEARS         FIVE YEARS        2001            2000             1999
    -------------------        ---------        -------        ----------       -------         -------         -------
                                                   (In thousands)
    4.00% and below             $ 1,755         $    --         $    --         $ 1,755         $   411         $   145
    4.01% to 5.00%               12,790           3,155              83          16,028          26,280          31,998
    5.01% to 6.00%               17,112           8,155             434          25,701          18,243          25,569
    6.01% to 7.00%               20,070           2,607              --          22,677           6,825              13
                                -------         -------         -------         -------         -------         -------
      Total                     $51,727         $13,917         $   517         $66,161         $51,759         $57,725
                                =======         =======         =======         =======         =======         =======


         BORROWINGS. Although savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank has in the past relied upon advances from the FHLB of Chicago and, to a lesser extent, reverse repurchase agreements, to supplement its supply of funds and to meet deposit withdrawal requirements. The Bank may obtain advances from the FHLB of Chicago on the security of the capital stock of the FHLB of Chicago it owns and certain of its home mortgage loans and/or mortgage-backed and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Chicago prescribes acceptable uses to which the advances pursuant to each program may be used as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Bank's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time been used to meet the Bank's liquidity needs. At June 30, 2001, the Bank had $61.0 million in FHLB of Chicago borrowings. Certain advances are callable by the FHLB as follows: $13,000,000 in advances due in 2008 are callable quarterly beginning June, 2001; $8,000,000 in advances due in 2005 are callable quarterly beginning May 2002; and $12,000,000 in advances due in 2008 have a one time call date of June 19, 2003. The Company also has the capability to borrow additional funds upon complying with the FHLB of Chicago's collateral requirements.

         The Bank at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were no securities sold under agreements to repurchase outstanding at or during fiscal years 2001, 2000, and 1999.

         The following table sets forth certain information regarding borrowings at the dates and for the periods indicated:

                                                                                   AT OR FOR THE YEAR ENDED JUNE 30,
                                                                                --------------------------------------
                                                                                  2001           2000          1999
                                                                                --------      ----------    ----------
                                                                                        (Dollars in thousands)
FHLB of Chicago advances:
   Maximum amount outstanding at any month-end during the year                  $ 70,000       $ 66,000      $  52,000
   Average daily balance outstanding                                              62,401         55,556         52,070
   Balance outstanding at end of year                                             61,000         66,000         52,000
   Weighted average daily interest rate during the year                             6.05%          5.77%          5.67%
   Weighted average interest rate at end of year                                    5.38%          6.10%          5.59%

PERSONNEL

         At June 30, 2001, the Bank employed 43 full time and 18 part time employees. At June 30, 2001, 47% of the Bank's full time employees had been with the Bank for more than ten years. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. The Bank seeks to compensate its personnel at a level competitive with its savings institution peers in order to retain highly qualified employees.

IMPACT OF NEW ACCOUNTING STANDARDS

         In July 2001, the Financing Accounting Standards Board's (the "FASB") issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies; however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company anticipates that the adoption of SFAS No. 141 and No. 142 will not have a material impact on the Company's results of operations or financial condition.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The following is a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For federal income tax purposes, the Company and the Bank file consolidated income tax returns. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to
                                       20
federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

         TAX BAD DEBT RESERVES. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to its qualifying loans, which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the 1996 Tax Act, the Bank is now required to recapture (take into income) over a multi-year period a portion of the balance of its bad debt reserve as of July 31, 1996 equal to $500,000, which will require the Bank to report an additional tax liability of $194,000. This liability has already been provided for and will not have an adverse impact on the Bank's financial condition or results of operations.

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

STATE AND LOCAL TAXATION

         The Bank may file a combined Illinois income tax return with the Company. For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.18% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois Taxable Income of the Bank. As of June 30, 2001, the Bank has approximately $4.6 million of Illinois' net loss deduction carry forward that can be utilized to reduce Illinois taxable income in the future.

         As an Illinois holding company, the Company pays an annual franchise tax to the State of Illinois.

         The Company files a combined Illinois income tax return with the Bank. The Company is taxed at an effective rate equal to 7.18% of Illinois taxable income as defined above.


                                   REGULATION

GENERAL

         The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the SAIF administered by the FDIC, and the Bank is a member of the FHLB of Chicago. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a savings association holding company, is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS.

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

         LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. At June 30, 2001, the Bank's regulatory limit on loans to one borrower was $3.3 million. At June 30, 2001, the Bank's largest aggregate amount of loans to one borrower was $500,000, and the second largest borrower had an aggregate balance of $495,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

         QTL TEST. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, education loans, and credit card loans. At June 30, 2001, the Bank maintained 99% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter.

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

         At June 30, 2001, the Bank met each of its capital requirements.

         The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 2001.


                                                                                                    EXCESS OF BANK
                                                                           OTS CAPITAL             CAPITAL OVER OTS
                                              BANK CAPITAL                 REQUIREMENTS           CAPITAL REQUIREMENT
                                         -----------------------     ----------------------     ------------------------
                                           AMOUNT      PERCENT         AMOUNT      PERCENT        AMOUNT       PERCENT
                                         ---------    ----------     ---------    ---------     ---------     ----------
                                                                     (Dollars in thousands)
         Tangible capital               $   22,192        10.14%     $   3,281        1.50%     $   18,911         8.64%
         Core capital                       22,192        10.14          6,563        3.00          15,629         7.14
         Risk-based capital                 22,492        21.48          8,378        8.00          14,114        13.48


         A reconciliation between the Bank's regulatory capital and stockholder's equity at June 30, 2001 is presented below.

                                                                TANGIBLE        CORE           RISK-BASED
                                                                CAPITAL        CAPITAL           CAPITAL
                                                              ----------       -------          ----------
                                                                       (Dollars in thousands)
       Stockholder's equity............................       $   22,267       $   22,267     $     22,267
       Unrealized gain on mortgage-backed and
           other investment securities available-for-
           sale, net of tax............................              (75)             (75)             (75)
       Allowance for loan losses.......................               --               --              300
                                                              ----------       ----------     ------------
       Regulatory capital................................     $   22,192       $   22,192     $     22,492
                                                              ==========       ==========     ============


         LIMITATION ON CAPITAL DISTRIBUTIONS. Under OTS capital distribution regulations, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, is required to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described below. See "Prompt Corrective Regulatory Action."

         LIQUIDITY. The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the Federal Home Loan Bank ("FHLB"). While maturities and scheduled amortization of loans and mortgage-backed securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds.

         Congress eliminated the statutory liquidity requirement, which required federal savings associations to maintain a minimum amount of liquid assets of between four and ten percent, as determined by the Director of the Office of Thrift Supervision ("OTS"), the Bank's primary federal regulator. The OTS recently conformed its implementing regulations to reflect this statutory change. Under the revised regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. At June 30, 2001, the Bank's liquidity ratio was 23.63%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed by totaling three components: the size of the association on which the basic assessment is based; the association's supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for others loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion.

         BRANCHING. Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that either satisfies the "QTL" test for a qualified thrift lender or qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See "QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

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

         The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

         ENFORCEMENT. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution affiliated parties," including any controlling stockholder or any stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. This enforcement authority includes among other things, the ability to assess civil monetary penalties, to issue cease and desist orders and to remove directors and officers. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

         STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following five categories based on the association's capital:

         o   Well capitalized;
         o   Adequately capitalized;
         o   Under capitalized;
         o   Significantly undercapitalized; and
         o   Critically undercapitalized.

         The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. At June 30, 2001, the Bank met the criteria for being considered "well-capitalized".

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

         Pursuant to FDICIA, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. The three capital categories consist of (a) well-capitalized, (b) adequately capitalized or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "1996 Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Chicago, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Chicago at June 30, 2001, of $3.7 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Chicago capital stock in amounts equal to $259,000, $198,000, and $190,000, respectively, during the fiscal year ended June 30, 2001, 2000, and 1999. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would be affected.

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

         FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $42.8 million. The amount of aggregate transaction accounts in excess of $42.8 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $5.5 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

         PRIVACY REGULATIONS. Under new OTS regulations adopted pursuant to the GLB Act, the Bank is required to adopt procedures to protect customers' "nonpublic personal information." The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place, which has been reviewed for compliance with the regulations.

REGULATION OF SAVINGS ASSOCIATION HOLDING COMPANIES

         The Company is a non-diversified unitary savings bank holding company within the meaning of the HOLA, as amended. As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings institution.

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

         To the extent that the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets that the Company currently serves.

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

                                                                                                          NET BOOK
                                                                              DATE            LEASE       VALUE AT
                                                            LEASED OR      LEASED OR      EXPIRATION      JUNE 30,
                                                              OWNED         ACQUIRED           DATE           2001
                                                            ---------      ----------     --------------  -----------
                                                                                                         (In thousands)
       Main Office:
         Old McHenry Road
         Long Grove, Illinois 60047                           Owned           1980            -----          $3,320

       Branches:
         1601 North Milwaukee Avenue
         Chicago, Illinois  60647                             Owned           1941            -----             251

         8301 West Lawrence
         Norridge Illinois  60656                             (1)             1976            4/2006(2)          12

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


                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to the inside back cover of the Company's 2001 Annual Report to Stockholders under the caption "Stockholder Information," which section is included in Exhibit 13.1 to this Report.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

                                                                                                                   AT OR FOR THE
                                                                       AT OR FOR THE YEAR ENDED JUNE 30,           ELEVEN MONTHS
                                                                -----------------------------------------------    ENDED JUNE 30,
                                                                   2001        2000        1999         1998             1997
                                                                ----------   ---------   ---------    ---------       ---------
SELECTED FINANCIAL CONDITION DATA:
   Total assets.................................................  $223,644    $215,674    $215,493     $220,604       $214,896
   Loans receivable (net).......................................   170,188     155,187     138,517      115,472         93,624
   Allowance for loan losses....................................       300         300         300          300            300
   Mortgage-backed securities...................................    22,408      37,363      54,014       79,764        107,595
   Savings deposits.............................................   128,207     115,494     123,917      123,835        122,981
   Borrowed funds...............................................    61,000      66,000      52,000       53,000         49,600
   Stockholders' equity.........................................    28,082      28,612      34,722       38,094         36,977

SELECTED FINANCIAL RATIOS:
    Bank Capital ratios: (1)
        Tangible................................................     10.14%      10.28%       12.78%       12.30%        12.13%
        Core....................................................     10.14       10.28        12.78        12.30         12.13
        Risk-based..............................................     21.48       22.93        30.49        31.76         34.03
    Consolidated equity to assets at end of period..............     12.56       13.27        16.11        17.27         17.21
    Non-performing assets as a percent of total assets..........      0.05        0.15         0.09         0.16          0.09
    Allowance for loan losses as a percent of total loans.......      0.18        0.19         0.22         0.26          0.32
    Allowance for loan losses as a percent of non-performing
     loans......................................................    267.86      120.48       155.44        87.72        150.75


SELECTED OPERATING DATA:
   Net interest income before provision for loan losses.........    5,911       6,212       6,370        6,442          5,346
   Net income...................................................      955         459         818        1,180            220

SELECTED FINANCIAL RATIOS:
    Return on average assets....................................     0.44        0.22         0.38         0.55          0.11
    Return on average stockholders' equity......................     3.29        1.43         2.26         3.12          0.82
    Noninterest expense to average assets.......................     2.61        2.77         2.47         2.47          2.59

PER SHARE DATA:
    Basic earnings per share.................................... $   0.61   $    0.24     $   0.37     $   0.50      $   0.27
    Diluted earnings per share..................................     0.61        0.24         0.37         0.49          0.27
    Book value per share........................................    18.14       16.40        15.29        15.16         14.72
    Cash dividends per share....................................     0.21        0.20           --           --            --
    Dividend payout ratio.......................................    36.77%      83.33%          --           --            --

STOCK QUOTES:
    High (2)....................................................  $16.000     $15.063      $18.500      $23.938       $16.125
    Low (2).....................................................   10.125      10.250       12.125       16.000        12.313
    At June 30..................................................   15.000      11.063       15.000       18.000        16.125

---------------------------------------------------------------
(1) Fairfield Savings Bank, F.S.B. only.
(2) Quotes for 1997 include the period from December 19, 1996 to June 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to pages 5 through 20 of the Company's 2001 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is included in
Exhibit 13.1 to this Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to pages 7 through 9 of the Company's 2001 Annual Report to Stockholders under the caption "Quantitative and Qualitative Disclosures About Market Risk," which section is included in Exhibit 13.1 to this Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to pages 21 through 52 of the Company's 2001 Annual Report to Stockholders under the captions "Independent Auditors' Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which sections are included in Exhibit 13.1 to this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information included on pages 6 through 10 and 20 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," "Nominees for Election as Director," "Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION

         The following information included on pages 10 through 19 of the Proxy Statement is incorporated herein by reference: "Management Salary Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Performance Graph," "Directors' Compensation," "Executive Compensation," "Employment Agreements," and "Benefits."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information included on pages 4 through 6 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management-Principal Shareholders of the Company," and "Security Ownership of Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information included on page 19 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers - Transactions with Certain Related Persons."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listed below are all financial statements and exhibits filed as part of this report:
       a.    Financial Statements, Schedules and Exhibits
       (1)   The consolidated balance sheets of Big Foot Financial Corp.
             and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended June 30, 2001, 2000 and 1999 together with the related notes and the independent auditors' report of KPMG LLP, independent certified public accountants.
       (2)   Schedules omitted as they are not applicable.
       (3)   See Exhibit Index on following page.
       b.    Reports on Form 8-K - None.




  EXHIBIT NO.                          DESCRIPTION
      3.1           Articles of Incorporation of Big Foot Financial Corp.(1)

      3.2           Bylaws of Big Foot Financial Corp.(1)

      4.3           Specimen of Stock Certificate of Big Foot Financial Corp.(1)

     10.1(a)        Employee Stock Ownership Plan of Big Foot Financial Corp.(1)

     10.1(b)        ESOP Trust Agreement dated as of December 19, 1996.(2)

     10.2           Loan Agreement by and between Big Foot Financial Corp. Employee
                    Stock Ownership Plan Trust and Big Foot Financial Corp. Made and
                    Entered Into as of December 19, 1996, as amended.(2)

     10.3           Form of Employment Agreement between Big Foot Financial Corp. and
                    Executive Officers.(2)

     10.4           Form of Employment Agreement between Fairfield Savings Bank, F.S.B.
                    and Executive Officers.(2)

     10.5           Form of Employee Retention Agreement between Big Foot Financial Corp.,
                    Fairfield Savings Bank, F.S.B. and certain employees.(2)

     10.6           Consulting Agreement between Big Foot Financial Corp. and
                    George M. Briody.(6)

     10.7           Consulting Agreement between Big Foot Financial Corp. and
                    F. Gregory Opelka.(6)

     10.8           Lease Agreement of Fairfield Savings Bank, F.S.B. for Norridge Branch
                    Office, dated April 29, 1976.(1)

     10.9           Amended and Restated Severance Pay Plan of Fairfield Savings Bank, F.S.B.,
                    Adopted on September 17, 1996, Effective on December 19, 1996.(2)

     10.10(a)       Fairfield Savings Bank Profit Sharing and Savings Plan (as amended and restated effective August 1, 1989).(1)

     10.10(b)       Amendments No.1 (dated September 21, 1993), No. 2 (dated July 19, 1994)
                    and No. 3 (dated November 18, 1996) to the Fairfield Savings Bank Profit
                    Sharing and Savings Plan.(2)

     10.11(a)       Big Foot Financial Corp. 1997 Stock Option Plan.(3)

     10.11(b)       Amendment No. 1 to the Big Foot Financial Corp. 1997 Stock Option Plan.(5)

     10.12(a)       Big Foot Financial Corp. 1997 Recognition and Retention Plan.(4)

     10.12(b)       Amendment No. 1 to the Big Foot Financial Corp.1997 Recognition and
                    Retention Plan. (5)

     10.13          Supplemental Pension Plan of Big Foot Financial Corp. (6)

     13.1           Portions of Big Foot Financial Corp. 2001 Annual Report to Stockholders.

    21.1            Subsidiaries of the Registrant.(1)

    23.1            Consent of KPMG LLP

(1) Incorporated herein by reference to Registration Statement No. 333-12083 on Form S-1 of Big Foot Financial Corp. filed with the Securities and Exchange Commission on September 16, 1996, as amended.

(2) Incorporated herein by reference to the Registrant's Form 10-K for the transition period from August 1, 1996 to June 30, 1997, filed with the Securities and Exchange Commission on September 29, 1997.

(3) Incorporated herein by reference to the Schedule 14A filed with the Securities and Exchange Commission on May 22, 1997.

(4) Incorporated herein by reference to the Schedule 14A filed with the Securities and Exchange Commission on November 14, 1997.

(5) Incorporated herein by reference to the Registrant's Form 10-K for the year ended June 30, 1999, filed with the Securities and Exchange Commission on September 28, 1999.

(6) Incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 8, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 18, 2001.

         Big Foot Financial Corp.


         By:  /s/  Timothy L. McCue
              ------------------------
         Timothy L. McCue
         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          NAME                          TITLE                                      DATE

/s/ Timothy L. McCue               Director,                                September 18, 2001
----------------------------       President and Chief Executive Officer
Timothy L. McCue                   (Principal Executive Officer)



/s/ Michael J. Cahill              Senior Vice President,                   September 18, 2001
----------------------------       Chief Financial Officer
Michael J. Cahill



/s/ George M. Briody               Chairman of the Board,                   September 18, 2001
----------------------------       Director
George M. Briody



/s/ F. Gregory Opelka              Director                                 September 18, 2001
----------------------------
F. Gregory Opelka



/s/ Stephen E. Nelson              Director                                 September 18, 2001
----------------------------
Stephen E. Nelson


/s/ Eugene W. Pilawski             Director                                 September 18, 2001
----------------------------
Eugene W. Pilawski


/s/ Joseph J. Nimrod               Director                                 September 18, 2001
----------------------------
Joseph J. Nimrod


/s/ Walter E. Powers, M.D.         Director                                 September 18, 2001
----------------------------
Walter E. Powers, M.D.
