Form 10-Q
period 2001-09-30
BIG FOOT FINANCIAL CORP
filed 2001-11-14
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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
                      Yes X                                      No
                          --                                        --

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                      OUTSTANDING AT
                     CLASS                           NOVEMBER 5, 2001
                     -----                           ----------------
          Common Stock, Par Value $.01                   1,509,168


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

           Consolidated Statements of Financial Condition (Unaudited)
           September 30, 2001 and June 30, 2001...........................................        Page 3

           Consolidated Statements of Earnings (Unaudited) - Three months
           ended September 30, 2001 and 2000..............................................        Page 4

           Consolidated Statements of Cash Flows (Unaudited) - Three months
           ended September 30, 2001 and 2000..............................................        Page 5

           Notes to Unaudited Consolidated Financial Statements...........................        Page 6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................................        Page 8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................        Page 13


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..............................................................        Page 13

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................................        Page 13

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................................        Page 14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................        Page 14

ITEM 5.    OTHER INFORMATION..............................................................        Page 14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................................        Page 14

           SIGNATURES

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                    SEPTEMBER 30,        JUNE 30,
                                                                                         2001              2001
                                                                                   --------------    --------------
                                      ASSETS
Cash and due from banks.........................................................      $  3,480           $  2,641
Interest-earning deposits.......................................................         6,846              9,170
Mortgage-backed securities held-to-maturity, at amortized cost
  (fair value of $7,353 at September 30, 2001 and $8,111 at June 30, 2001)......         7,182              8,080
Mortgage-backed securities available-for-sale, at fair value....................        13,049             14,328
Investment securities available-for-sale, at fair value.........................         6,535              6,442
Investment securities held-to-maturity, at cost.................................         3,000              3,000
Loans receivable, net...........................................................       176,718            170,188
Accrued interest receivable.....................................................         1,157              1,009
Stock in Federal Home Loan Bank of Chicago, at cost.............................         3,759              3,699
Office properties and equipment, net............................................         4,146              4,215
Prepaid expenses and other assets...............................................           314                872
                                                                                   --------------    --------------
Total assets....................................................................      $226,186           $223,644
                                                                                   ==============    ==============

                                   LIABILITIES
Noninterest-bearing NOW accounts................................................      $  6,417           $  6,918
Interest-bearing NOW accounts...................................................         9,639             10,272
Money market demand accounts....................................................         9,992              9,460
Passbook accounts...............................................................        36,121             35,396
Certificates of deposit.........................................................        69,181             66,161
                                                                                   --------------    --------------
Total savings deposits..........................................................       131,350            128,207

Borrowed money..................................................................        61,000             61,000
Advance payments by borrowers for taxes and insurance...........................         2,511              2,240
Accrued interest payable and other liabilities..................................         3,333              4,115
                                                                                   --------------    --------------
Total liabilities...............................................................       198,194            195,562
                                                                                   --------------    --------------

                               STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued.......             -                  -
Common stock, $.01 par value, 8,000,000 shares authorized; 2,512,750 shares
   issued.......................................................................            25                 25
Treasury stock, at cost (1,003,582 shares at September 30, 2001 and 965,082
   shares at June 30, 2001).....................................................       (13,179)           (12,582)
Additional paid-in capital......................................................        24,461             24,437
Retained earnings-substantially restricted......................................        17,756             17,580
Common stock acquired by Employee Stock Ownership Plan..........................        (1,106)            (1,106)
Common stock acquired by Recognition and Retention Plan.........................          (643)              (709)
Accumulated other comprehensive income..........................................           678                437
                                                                                   --------------    --------------
Total stockholders' equity......................................................        27,992             28,082
                                                                                   --------------    --------------
Total liabilities and stockholders' equity......................................      $226,186           $223,644
                                                                                   ==============    ==============

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                                   BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (Unaudited)
                                    (In thousands, except per share data)

                                                                             FOR THE THREE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                        ----------------------------
                                                                              2001           2000
                                                                        --------------- ------------
                            INTEREST INCOME
Mortgage-backed securities held-to-maturity.........................         $  120        $  190
Mortgage-backed securities available-for-sale.......................            202           304
Investment in mutual funds and preferred stock......................            156           136
Loans receivable....................................................          3,070         2,810
Interest-earning deposits...........................................             53            39
Federal Home Loan Bank of Chicago stock.............................             58            65
                                                                         ------------     ------------
Total interest income...............................................          3,659         3,544
                                                                         ------------     ------------

                            INTEREST EXPENSE
Savings deposits....................................................          1,222         1,026
Borrowed money......................................................            810         1,035
                                                                         ------------     ------------
Total interest expense..............................................          2,032         2,061
                                                                         ------------     ------------

Net interest income before provision for loan losses................          1,627         1,483
Provision for loan losses...........................................              -             -
                                                                         ------------     ------------
Net interest income after provision for loan losses.................          1,627         1,483
                                                                         ------------     ------------

                           NONINTEREST INCOME
Service fees........................................................             74            65
Other...............................................................             10            23
                                                                         ------------     ------------
Total noninterest income............................................             84            88
                                                                         ------------     ------------

                          NONINTEREST EXPENSE
Compensation and benefits...........................................            737           769
Office occupancy....................................................            295           258
Federal deposit insurance premiums..................................              6             6
Professional services...............................................            116           178
Other...............................................................            174           166
                                                                         ------------     ------------
Total noninterest expense...........................................          1,328         1,377
                                                                         ------------     ------------

Income before income taxes..........................................            383           194
Income tax expense..................................................            123            37
                                                                         ------------     ------------

                               NET INCOME                                   $   260        $  157
                                                                         ============     ============

------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic............................................................        $  0.18        $ 0.10
   Diluted..........................................................           0.18          0.10

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                      FOR THE
                                                                                                THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            ----------------------------
                                                                                               2001            2000
                                                                                            ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................................................      $   260         $   157
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization...........................................................          106             108
Market adjustment for committed ESOP shares.............................................           24               7
Amortization of award of RRP shares.....................................................           66              95
Federal Home Loan Bank of Chicago stock dividends.......................................          (60)            (55)
Net amortization of deferred loan fees..................................................          (15)             (8)
Net amortization of discounts and premiums..............................................           27              59
Increase in accrued interest receivable.................................................         (148)            (20)
Decrease in prepaid expenses and other assets...........................................          558              60
Decrease in accrued interest payable and other liabilities, net.........................         (900)         (1,018)
                                                                                            ------------   -------------
Net cash used in operating activities...................................................          (82)           (615)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable.........................................................      (13,950)         (7,554)
Principal repayment of loans receivable.................................................        7,435           3,377
Principal repayments on mortgage-backed securities held-to-maturity.....................          885           6,526
Principal repayments on mortgage-backed securities available-for-sale...................        1,531           1,069
Purchase of stock in Federal Home Loan Bank of Chicago..................................            -            (145)
Proceeds from sale of foreclosed real estate............................................            -              78
Purchase of office properties and equipment, net........................................          (37)            (45)
                                                                                            ------------   -------------
Net cash provided by (used in) investing activities.....................................       (4,136)          3,306
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in savings deposits..............................................       3,143          (4,482)
Net increase in borrowed money...........................................................           -           4,000
Increase (decrease) in advance payments by borrowers for taxes and insurance.............         271          (1,037)
Payment of cash dividend.................................................................         (84)            (80)
Purchase of treasury stock...............................................................        (597)           (159)
                                                                                            ------------   -------------
Net cash provided by (used in) financing activities......................................       2,733          (1,758)
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents.....................................      (1,485)            933
Cash and cash equivalents at beginning of the period.....................................      11,811           6,334
                                                                                            ------------   -------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...........................................     $10,326         $ 7,267
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
            Interest.....................................................................       2,216           2,063
            Income taxes.................................................................           -               -

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "COMPANY") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of September 30, 2001 and June 30, 2001 and for the three month periods ended September 30, 2001 and 2000. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2001, and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

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

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                    ----------------------------
                                                        2001             2000
                                                    ------------    ------------
BASIC:
Net income .......................................     $  260,000     $  157,000
Weighted average shares outstanding ..............      1,416,233      1,607,794
Basic earnings per share .........................     $     0.18     $     0.10

DILUTED:
Net income .......................................     $  260,000     $  157,000
Weighted average shares outstanding ..............      1,416,233      1,607,794
Effect of dilutive stock options outstanding .....          1,247           --
Diluted weighted average shares outstanding ......      1,417,480      1,607,794
Diluted earnings per share .......................     $     0.18     $     0.10


(3)  COMPREHENSIVE INCOME

         The Company's comprehensive income for the three month periods ended September 30, 2001 and 2000 is as follows:

                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ---------------------
                                                           2001        2000
                                                        ---------   ---------

Net income ............................................. $260,000   $157,000
Other comprehensive income, net of tax:
   Unrealized holding gains arising during the period ..  241,000    468,000
                                                         --------   --------
Comprehensive income ................................... $501,000   $625,000
                                                         ========   ========


(4)  DIVIDEND DECLARATION

         On August 15, 2001, the Board of Directors declared a quarterly dividend of $.06 per share, which was paid on September 15, 2001 to stockholders of record on August 31, 2001.

(5)  STOCK REPURCHASE PROGRAMS

         The Repurchase Programs adopted by the Company authorized the repurchase of 1,016,099 shares, or over 40 percent of the 2,512,750 shares of common stock issued in the Company's initial public offering. At September 30, 2001, 1,003,582 shares have been repurchased at an average cost of $13.13 per share. Additional authorizations to repurchase stock may be made from time to time at the discretion of the Board of Directors. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.

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





  FINANCIAL HIGHLIGHTS
  (Dollars in thousands, except per share data)

                                                                     SEPTEMBER 30,     JUNE 30,
                                                                        2001             2001
                                                                     -------------  ------------

 SELECTED FINANCIAL CONDITION DATA:
   Total assets ....................................................    $226,186       $223,644
   Loans receivable (net) ..........................................     176,718        170,188
   Allowance for loan losses .......................................         300            300
   Mortgage-backed securities ......................................      20,231         22,408
   Savings deposits ................................................     131,350        128,207
   Borrowed funds ..................................................      61,000         61,000
   Stockholders' equity ............................................      27,992         28,082

SELECTED FINANCIAL RATIOS:
    Bank Capital ratios (1):
        Tangible ...................................................       10.13%         10.14%
        Core .......................................................       10.13          10.14
        Risk-based .................................................       21.33          21.48
    Consolidated equity to assets at end of period .................       12.38          12.56
    Non-performing assets as a percent of total assets .............        0.09           0.05
    Allowance for loan losses as a percent of total loans ..........        0.17           0.18
    Allowance for loan losses as a percent of non-performing loans..      148.51         267.86

                                                                           AT OR FOR THE
                                                                         THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         2001           2000
                                                                     -------------  ------------
  SELECTED OPERATING DATA:
   Net interest income before provision for loan losses                 $  1,627       $  1,483
   Net income .........................................                      260            157

SELECTED FINANCIAL RATIOS:
    Return on average assets (2) ......................                     0.46           0.29
    Return on average stockholders' equity (2) ........                     3.71           2.18
    Noninterest expense to average assets (2) .........                     2.35           2.57

PER SHARE DATA:
    Basic earnings per share ..........................                 $   0.18       $   0.10
    Diluted earnings per share ........................                     0.18           0.10
    Book value per share ..............................                    18.55          16.80
    Cash dividends per share ..........................                     0.06           0.05

STOCK QUOTES:
    High ..............................................                 $  15.73       $ 12.563
    Low ...............................................                    12.90         11.750
    At September 30 ...................................                    13.05         12.250


---------------------------------------------------------------
  (1) Fairfield Savings Bank, FSB only.
  (2) Three month results have been annualized.

    COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND JUNE 30, 2001

         Total assets increased $2.6 million from $223.6 million at June 30, 2001 to $226.2 million at September 30, 2001. The components of the Company's asset base also changed from June 30, 2001 to September 30, 2001. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $2.2 million from $22.4 million at June 30, 2001 to $20.2 million at September 30, 2001. This decrease is primarily due to the receipt of $2.4 million principal repayments during the three month period. An increase of $6.5 million in loans receivable was the result of loan originations of $13.9 million which exceeded the $7.4 million of loan repayments. Interest earning deposits decreased $2.3 million from $9.2 million at June 30, 2001 to $6.9 million at September 30, 2001.

         Investment securities are recorded on the balance sheet at fair value and were $6.5 million and $6.4 million at September 30, 2001 and June 30, 2001, respectively.

         The allowance for loan losses at September 30, 2001 and June 30, 2001 was $300,000. Management believes that the allowance for loan losses is adequate to cover any probable losses in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.17% and 0.18% at September 30, 2001 and June 30, 2001, respectively. At September 30, 2001 and June 30, 2001, the ratio of the allowance for loan losses to non-performing loans was 148.15% and 267.86%, respectively. The Bank had two non-performing loans totaling approximately $202,000 at September 30, 2001 and one non-performing loan totaling approximately $112,000 at June 30, 2001. There were no loan chargeoffs during the three month periods ended September 30, 2001 and 2000.

         Savings deposits increased $3.1 million from June 30, 2001 to September 30, 2001; during this time, borrowed funds remained constant at $61.0 million. Interest and noninterest-bearing NOW accounts declined $1.1 million primarily due to a $1.3 million decrease in government entities deposits, whose balances fluctuate during the year. Passbook savings were $36.1 million at September 30, 2001 compared to $35.4 million at June 30, 2001. Certificates of deposit accounts increased $3.0 million to $69.2 million at September 30, 2001.

          Stockholders' equity decreased $90,000 to $28.0 million at September 30, 2001. This decline is due to the Company's repurchase of 38,500 treasury shares at a cost of approximately $597,000, and the payment of a $0.06 per share quarterly cash dividend in the quarter ended September 30, 2001 which was offset by $260,000 in net income. Accumulated other comprehensive income was $678,000 and $437,000 at September 30, 2001 and June 30, 2001 respectively, representing an increase in the market value of the securities held in the available-for-sale portfolio.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000

         GENERAL. For the three months ended September 30, 2001, net income was $260,000 or $0.18 per basic and diluted share, compared to net income of $157,000 or $0.10 per basic and diluted share for the three months ended September 30, 2000.

         INTEREST INCOME. Interest income was $3.7 million and $3.5 million for the three months ended September 30, 2001 and 2000, respectively. The average balance of interest-earning assets increased $10.9 million from $205.3 million for the three months ended September 30, 2000 to $216.2 million for the three months ended September 30, 2001. The average yield on the Bank's interest-earning assets decreased 13 basis points from 6.90% for the three months ended September 30, 2000 to 6.77% for the three months ended September 30, 2001.

         INTEREST EXPENSE. Interest expense decreased $29,000 to $2.0 million for the three months ended September 30, 2001, as compared to the same period in 2000. The average rate paid on interest-bearing liabilities decreased 33 basis points from 4.71% for the three months ended September 30, 2000 to 4.38% for the three months ended September 30, 2001. The average balance of interest-bearing liabilities increased $9.9 million to $184.0 million for the three months ended September 30, 2001 from $174.1 million for the three months ended September 30, 2000. The decrease in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit and borrowed funds at lower rates.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.6 million for the three months ended September 30, 2001 and $1.5 million for the three months ended September 30, 2000. The average interest rate spread increased 20 basis points from 2.19% for the three months ended September 30, 2000 to 2.39% for the comparable period in 2001. Net interest margin increased 13 basis points and was 3.04% for the three months ended September 30, 2001.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended September 30, 2001 or for the comparable period in 2000.

         NONINTEREST INCOME. Noninterest income was $84,000 for the three months ended September 30, 2001, compared to $88,000 for the three months ended September 30, 2000.

         NONINTEREST EXPENSE. Noninterest expense decreased $49,000 and was $1.3 million for the three months ended September 30, 2001. Compensation expense decreased $32,000 over the similar period last year primarily due to reduced staffing levels. Office occupancy expense was $295,000 for the three months ended September 30, 2001, compared to $258,000 for the same period in 2000. This increase was primarily due to building and land improvement repairs made in the first quarter of fiscal year 2002, while no similar expenditures occurred in the prior year. Professional services expense was $116,000 for the first quarter of 2002, a decrease of $62,000, primarily due to decreased legal fees. During the first quarter of fiscal year 2001, the Company incurred legal fees related to a suit to recover damages in a real estate development known as The

Trails of Olympia Fields, there was no corresponding expense in the first quarter of fiscal year 2002. Other noninterest expense was $174,000 for the three months ended September 30, 2001, compared to $166,000 for the comparable period in 2000.

         INCOME TAX EXPENSE. Income tax expense increased $86,000 from $37,000 for the three months ended September 30, 2000 to $123,000 for the three months ended September 30, 2001. This increase was partially due to the increase of $189,000 in pre-tax income. The effective tax rate was 32.1% and 19.0% for the three month periods ended September 30, 2001 and 2000, respectively. The increase in the effective tax rate was primarily due to the sale of certain available-for-sale securities during fiscal 2001. These securities had paid dividends, and the Company's dividend received deductions had lowered the effective rate in the prior year.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and mortgage-backed securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds. Net cash used in operating activities amounted to $82,000 during the quarter ended September 30, 2001 compared to $615,000 during the quarter ended September 30, 2000.

Under Office of Thrift Supervision regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. At September 30, 2001, the Bank's liquidity ratio was 20.17%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the three months ended September 30, 2001 were the origination of mortgage and other loans.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the three months ended September 30, 2001 and 2000.

         At September 30, 2001, the Bank had outstanding loan origination commitments of $1.4 million and unused lines of consumer credit of $976,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 2001 totaled $34.3 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         At September 30, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $22.5 million, or 10.13% of total adjusted assets, which is above the required level of $3.3 million or 1.50%; core capital of $22.5 million, or 10.13% of total adjusted assets, which is above the required level of $6.7 million or 3.00%; and total risk-based capital of $22.8 million, or 21.33% of risk-weighted assets, which is above the required level of $8.5 million, or 8.00%.


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


                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There has been no material change in market risk since that disclosed in
Item 7A of the Company's Form 10-K for the year ended June 30, 2001.


                                     PART II
                                OTHER INFORMATION

ITEM 1.       Legal Proceedings
              None

ITEM 2.       Changes in Securities and Use of Proceeds
              None

ITEM 3.       Defaults Upon Senior Securities
              None

ITEM 4.       Submission of Matters to a Vote of Security Holders

              The Company held its Annual Meeting of Shareholders ("Meeting") on October 16, 2001. On August 31, 2001, the record date, there were 1,509,168 shares of common stock issued and outstanding. The proposals submitted to the shareholders and the tabulation of votes for each proposal are as follows:

              1. Election of two candidates to the Board of Directors to serve for a term of three years and one candidate to serve for a term of one year.

              The number of votes cast with respect to this matter was as follows:

              NOMINEE                   FOR        WITHHELD    BROKER NON-VOTES
              -------                 ---------    --------    ----------------
              Eugene W. Pilawski      1,244,198     95,979            -
              Walter E. Powers, M.D.  1,243,898     96,279            -
              Timothy L. McCue        1,244,198     95,979            -

              2. Ratification of the appointment of KPMG LLP as independent public accountants for the fiscal year ending June 30, 2002.

              The number of votes cast with respect to this matter was as follows:

                 FOR            AGAINST        ABSTAIN         BROKER NON-VOTES
                 ---            -------        -------         ----------------
              1,332,575          5,831         1,775                   -

ITEM 5.       Other Information
              None

ITEM 6.       Exhibits and Reports on Form 8-K
              (a) Exhibits - None
              (b) Reports on Form 8-K - None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BIG FOOT FINANCIAL CORP.
                                                     (Registrant)



                                           By:  /s/Michael J. Cahill
                                                -------------------------------
                                                         Michael J. Cahill
                                                Senior Vice President and Chief
                                                         Financial  Officer
November 13, 2001