Form 10-Q
period 2001-12-31
BIG FOOT FINANCIAL CORP
filed 2002-02-14
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       OUTSTANDING AT
                            CLASS                     FEBRUARY 12, 2002
                            -----                     -----------------
          Common Stock, Par Value $.01                    1,509,168

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

           Consolidated Statements of Financial Condition (Unaudited)
           December 31, 2001 and June 30, 2001............................................        Page 3

           Consolidated Statements of Earnings (Unaudited) - Three and Six months
           ended December 31, 2001 and 2000...............................................        Page 4

           Consolidated Statements of Cash Flows (Unaudited) - Six months
           ended December 31, 2001 and 2000...............................................        Page 5

           Notes to Unaudited Consolidated Financial Statements...........................        Page 6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................................        Page 8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................        Page 14


                                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..............................................................        Page 14

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................................        Page 14

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................................        Page 14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................        Page 14

ITEM 5.    OTHER INFORMATION..............................................................        Page 15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................................        Page 15

           SIGNATURES



                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                        (In thousands, except share data)



                                                                                      DECEMBER 31,        JUNE 30,
                                                                                          2001              2001
                                                                                      ------------        --------
                                      ASSETS
Cash and due from banks ........................................................       $   2,862          $   2,641
Interest-earning deposits ......................................................          16,931              9,170
Mortgage-backed securities held-to-maturity, at amortized cost
  (fair value of $6,339 at December 31, 2001 and $8,111 at June 30, 2001) ......           6,249              8,080
Mortgage-backed securities available-for-sale, at fair value ...................          10,481             14,328
Investment securities available-for-sale, at fair value ........................           6,186              6,442
Investment securities held-to-maturity, at cost ................................           3,000              3,000
Loans receivable, net ..........................................................         172,755            170,188
Accrued interest receivable ....................................................           1,054              1,009
Stock in Federal Home Loan Bank of Chicago, at cost ............................           3,817              3,699
Office properties and equipment, net ...........................................           4,054              4,215
Prepaid expenses and other assets ..............................................             292                872
                                                                                       ---------          ---------
Total assets ...................................................................       $ 227,681          $ 223,644
                                                                                       =========          =========

                                   LIABILITIES
Noninterest-bearing NOW accounts ...............................................       $   7,297          $   6,918
Interest-bearing NOW accounts ..................................................           9,578             10,272
Money market demand accounts ...................................................          10,944              9,460
Passbook accounts ..............................................................          35,806             35,396
Certificates of deposit ........................................................          69,195             66,161
                                                                                       ---------          ---------
Total savings deposits .........................................................         132,820            128,207

Borrowed money .................................................................          61,000             61,000
Advance payments by borrowers for taxes and insurance ..........................           2,049              2,240
Accrued interest payable and other liabilities .................................           3,679              4,115
                                                                                       ---------          ---------
Total liabilities ..............................................................         199,548            195,562
                                                                                       ---------          ---------


                               STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued ......              --                 --
Common stock, $.01 par value, 8,000,000 shares authorized; 2,512,750 issued ....              25                 25
Treasury stock, at cost (1,003,582 shares at December 31, 2001 and 965,082
     shares at June 30, 2001) ..................................................         (13,179)           (12,582)
Additional paid-in capital .....................................................          24,488             24,437
Retained earnings-substantially restricted .....................................          17,881             17,580
Common stock acquired by Employee Stock Ownership Plan .........................          (1,106)            (1,106)
Common stock acquired by Recognition and Retention Plan ........................            (550)              (709)
Accumulated other comprehensive income .........................................             574                437
                                                                                       ---------          ---------
Total stockholders' equity .....................................................          28,133             28,082
                                                                                       ---------          ---------
Total liabilities and stockholders' equity .....................................       $ 227,681          $ 223,644
                                                                                       =========          =========



     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)




                                                                          FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                                 ENDED                     ENDED
                                                                              DECEMBER 31,              DECEMBER 31,
                                                                          --------------------       ------------------
                                                                           2001          2000         2001         2000
                                                                          ------        ------       ------       ------
                          INTEREST INCOME
Mortgage-backed securities held-to-maturity .......................      $   105       $   154      $   225       $   344
Mortgage-backed securities available-for-sale .....................          170           287          372           591
Investment securities .............................................          149           145          305           281
Loans receivable ..................................................        3,066         2,899        6,136         5,709
Interest-earning deposits .........................................           51            78          104           117
Federal Home Loan Bank of  Chicago stock ..........................           55            72          113           137
                                                                         -------       -------      -------       -------
Total interest income .............................................        3,596         3,635        7,255         7,179
                                                                         -------       -------      -------       -------


                          INTEREST EXPENSE
Savings deposits ..................................................        1,146         1,094        2,368         2,120
Borrowed money ....................................................          744         1,062        1,554         2,097
                                                                         -------       -------      -------       -------
Total interest expense ............................................        1,890         2,156        3,922         4,217
                                                                         -------       -------      -------       -------

Net interest income before provision for loan losses ..............        1,706         1,479        3,333         2,962
Provision for loan losses .........................................           --            --           --            --
                                                                         -------       -------      -------       -------
Net interest income after provision for loan losses ...............        1,706         1,479        3,333         2,962
                                                                         -------       -------      -------       -------


                         NONINTEREST INCOME
Service fees ......................................................           93            67          167           132
Loss on sale of investment securities available-for-sale ..........          (48)           --          (48)           --
Other .............................................................           11            10           21            33
                                                                         -------       -------      -------       -------
Total noninterest income ..........................................           56            77          140           165
                                                                         -------       -------      -------       -------

                        NONINTEREST EXPENSE
Compensation and benefits .........................................          731           679        1,468         1,448
Office occupancy ..................................................          264           256          559           514
Federal deposit insurance premiums ................................            6             6           12            12
Professional services .............................................          235           129          351           307
Other .............................................................          221           211          395           377
                                                                         =======       =======      =======       =======
Total noninterest expense .........................................        1,457         1,281        2,785         2,658
                                                                         -------       -------      -------       -------


Income before income taxes ........................................          305           275          688           469
Income tax expense ................................................           96            75          219           112
                                                                         -------       -------      -------       -------

                             NET INCOME                                  $   209       $   200      $   469       $   357
                                                                         =======       =======      =======       =======


-------------------------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic...........................................................      $  0.15      $  0.12       $  0.33      $   0.22
   Diluted ........................................................         0.15         0.12          0.33          0.22



     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                                                  FOR THE
                                                                                                              SIX MONTHS ENDED
                                                                                                                 DECEMBER 31,
                                                                                                          -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                       2001             2000
                                                                                                          --------         --------

Net income .......................................................................................        $    469         $    357
Adjustments to reconcile net income to net cash provided by in operating activities:
Depreciation and amortization ....................................................................             211              228
Market adjustment for committed Employee Stock Ownership Plan shares .............................              51               17
Amortization of award of Recognition and Retention Plan shares ...................................             159              120
Loss on sale of investment securities available-for-sale .........................................              48               --
Federal Home Loan Bank of Chicago stock dividends ................................................            (118)            (120)
Net amortization of deferred loan fees ...........................................................             (58)             (20)
Net amortization of discounts and premiums .......................................................              50               86
(Increase) decrease in accrued interest receivable ...............................................             (45)               1
Decrease in prepaid expenses and other assets ....................................................             580               97
Decrease in accrued interest payable and other liabilities, net ..................................            (493)            (466)
                                                                                                          --------         --------
Net cash provided by operating activities ........................................................             854              300
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable ..................................................................         (19,225)         (15,065)
Principal repayment of loans receivable ..........................................................          16,716            6,899
Principal repayments on mortgage-backed securities held-to-maturity ..............................           1,805            8,650
Principal repayments on mortgage-backed securities available-for-sale ............................           3,905            2,233
Purchase of investment securities available-for-sale .............................................              --             (252)
Proceeds from sale of investment securities available-for-sale ...................................             320               --
Purchase of stock in Federal Home Loan Bank of Chicago ...........................................              --             (145)
Proceeds from sale of foreclosed real estate .....................................................              --               78
Purchase of office properties and equipment ......................................................             (50)            (116)
                                                                                                          --------         --------
Net cash provided by investing activities ........................................................           3,471            2,282
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in savings deposits .................................................................           4,613            7,168
Net decrease in borrowed money ...................................................................              --           (1,000)
Increase (decrease) in advance payments by borrowers for taxes and insurance .....................            (191)             108
Payment of cash dividend .........................................................................            (168)            (160)
Purchase of treasury stock .......................................................................            (597)            (300)
                                                                                                          --------         --------
Net cash provided by financing activities ........................................................           3,657            5,816
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents ........................................................           7,982            8,398
Cash and cash equivalents at the beginning of the period .........................................          11,811            6,334
                                                                                                          --------         --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD ...............................................        $ 19,793         $ 14,732
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
            Interest .............................................................................        $  4,024         $  4,129
            Income taxes .........................................................................             205               65



     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of December 31, 2001 and June 30, 2001 and for the three and six month periods ended December 31, 2001 and 2000. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2001, and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

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


                                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             DECEMBER 31,                       DECEMBER 31,
                                                                    ----------------------------        ----------------------------
                                                                       2001              2000              2001              2000
                                                                    ----------        ----------        ----------        ----------

     BASIC:
     Net income ............................................        $  209,000        $  200,000        $  469,000        $  357,000
     Weighted average shares outstanding ...................         1,406,235         1,601,720         1,411,234         1,604,840
     Basic earnings per share ..............................              0.15              0.12              0.33              0.22

     DILUTED:
     Net income ............................................        $  209,000        $  200,000        $  469,000        $  357,000
     Weighted average shares outstanding ...................         1,406,235         1,601,720         1,411,234         1,604,840
     Effect of dilutive stock options outstanding ..........             1,503                --             1,377                --
     Diluted weighted average shares outstanding ...........         1,407,738         1,601,720         1,412,611         1,604,840
     Diluted earnings per share ............................              0.15              0.12              0.33              0.22




(3)  COMPREHENSIVE INCOME

         The Company's comprehensive income for the three and six month periods ended December 31, 2001 and 2000 is as follows:



                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                  DECEMBER 31,                   DECEMBER 31,
                                                                            --------------------------------------------------------
                                                                               2001            2000           2001           2000
                                                                            ----------      ----------     ----------     ----------
Net income ............................................................     $  209,000      $  200,000     $  469,000     $  357,000
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during the period ........       (136,000)        455,000        105,000        923,000
    Less: reclassification adjustment for net loss realized
             in net income ............................................         32,000              --         32,000             --
                                                                            ----------      ----------     ----------     ----------
Comprehensive income ..................................................     $  105,000      $  655,000     $  606,000     $1,280,000
                                                                            ==========      ==========     ==========     ==========



(4)  DIVIDEND DECLARATION

         On November 20, 2001, the Board of Directors declared a quarterly dividend of $.06 per share, which was paid on December 14, 2001 to stockholders of record on November 30, 2001.

(5)  STOCK REPURCHASE PROGRAMS

         The Stock Repurchase Programs adopted by the Company authorized the repurchase of 1,016,099 shares, or over 40 percent of the 2,512,750 shares of common stock issued in the Company's initial public offering. At December 31, 2001, 1,003,582 shares have been repurchased at an average cost of $13.13 per share. Additional authorizations to repurchase stock may be made from time to time at the discretion of the Board of Directors. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.

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

  FINANCIAL HIGHLIGHTS
  (Dollars in thousands, except per share data)



                                                                                   DECEMBER 31,          JUNE 30,
                                                                                      2001                 2001
                                                                                   ------------          --------
SELECTED FINANCIAL CONDITION DATA:
   Total assets .........................................................            $227,681            $223,644
   Loans receivable (net) ...............................................             172,755             170,188
   Allowance for loan losses ............................................                 300                 300
   Mortgage-backed securities ...........................................              16,730              22,408
   Savings deposits .....................................................             132,820             128,207
   Borrowed funds .......................................................              61,000              61,000
   Stockholders' equity .................................................              28,133              28,082

SELECTED FINANCIAL RATIOS:
    Bank Capital ratios (1):
        Tangible ........................................................               10.10 %             10.14 %
        Core ............................................................               10.10               10.14
        Risk-based ......................................................               21.61               21.48
    Consolidated equity to assets at end of period ......................               12.36               12.56
    Non-performing assets as a percent of total assets ..................                0.11                0.05
    Allowance for loan losses as a percent of total loans ...............                0.17                0.18
    Allowance for loan losses as a percent of non-performing loans ......              118.58              267.86



                                                                            AT OR FOR THE                     AT OR FOR THE
                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             DECEMBER 31,                      DECEMBER 31,
                                                                      ---------------------------       ---------------------------
                                                                         2001             2000             2001             2000
                                                                      ----------       ----------       ----------       ----------

SELECTED OPERATING DATA:
   Net interest income before provision for loan losses ........      $    1,706       $    1,479       $    3,333       $    2,962
   Net income ..................................................             209              200              469              357

SELECTED FINANCIAL RATIOS:
    Return on average assets (2) ...............................            0.37%            0.37%            0.41%            0.33%
    Return on average stockholders' equity (2) .................            2.97             2.73             3.34             2.46
    Noninterest expense to average assets (2) ..................            2.56             2.37             2.46             2.47

PER SHARE DATA:
    Basic earnings per share ...................................      $     0.15        $    0.12       $     0.33       $     0.22
    Diluted earnings per share .................................            0.15             0.12             0.33             0.22
    Book value per share .......................................           18.64            17.19            18.64            17.19
    Cash dividends per share ...................................            0.06             0.05             0.12             0.10

STOCK QUOTES:
    High .......................................................      $   16.950        $  12.563       $   16.950       $   12.563
    Low ........................................................          13.740           11.750           12.900           10.125
    At December 31 .............................................          15.799           12.000           15.799           12.000



---------------------------------------------------------------
(1) Fairfield Savings Bank, FSB only.
(2) Three and six month results have been annualized.

    COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND JUNE 30, 2001

         Total assets increased $4.1 million from $223.6 million at June 30, 2001 to $227.7 million at December 31, 2001. Certain components of the Company's asset base also changed from June 30, 2001 to December 31, 2001. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $5.7 million from $22.4 million at June 30, 2001 to $16.7 million at December 31, 2001. This decrease was primarily due to the receipt of principal repayments during the six month period. An increase of $2.6 million in loans receivable was the result of loan originations of $19.2 million which exceeded the $16.7 million of loan repayments. Interest earning deposits increased $7.7 million from $9.2 million at June 30, 2001 to $16.9 million at December 31, 2001.

         Investment securities are recorded on the balance sheet at fair value and were $9.2 million and $9.4 million at December 31, 2001 and June 30, 2001, respectively; this decrease was due to the sale of securities during this time period.

         The allowance for loan losses at December 31, 2001 and June 30, 2001 was $300,000. Management believes that the allowance for loan losses is adequate to cover any probable losses in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.17% and 0.18% at December 31, 2001 and June 30, 2001, respectively. At December 31, 2001 and June 30, 2001, the ratio of the allowance for loan losses to non-performing loans was 118.58% and 267.86%, rerspectively. The Bank had two non-performing loans totaling approximately $253,000 at December 31, 2001 and one non-performing loan totaling approximately $112,000 at June 30, 2001. There were no loan chargeoffs during the six month periods ended December 31, 2001 and 2000.

         Savings deposits increased $4.6 million from June 30, 2001 to December 31, 2001; during this time, borrowed funds remained constant at $61.0 million. Passbook savings were $35.8 million at December 31, 2001 compared to $35.4 million at June 30, 2001. Certificates of deposit accounts increased $3.0 million to $69.2 million at December 31, 2001.

         Stockholders' equity at December 31, 2001 was $28.1 million, an increase of $51,000 from June 30, 2001. The increase includes net income of $469,000 for the six months ended December 31, 2001 and an increase in the fair value of the available-for-sale investment portfolio of $137,000 (net of taxes) which was offset by the payment of $0.06 per share quarterly cash dividend in each of the first two quarters of the fiscal year and the purchase of 38,500 treasury shares at a cost of $597,000. The Company's book value was $18.64 per share at December 31, 2001 compared to $18.14 per share at June 30, 2001, an increase of $0.50 per share.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000

         GENERAL. For the three months ended December 31, 2001, net income was $209,000 or $0.15 per basic and diluted share, compared to net income of $200,000 or $0.12 per basic and diluted share for the three months ended December 31, 2000.

         INTEREST INCOME. Interest income was $3.6 million for the three months ended December 31, 2001 and 2000. The average balance of interest-earning assets increased $11.8 million from $207.1 million for the three months ended December 31, 2000 to $218.9 million for the three months ended December 31, 2001. The average yield on the Bank's interest-earning assets decreased 45 basis points from 7.02% for the three months ended December 31, 2000 to 6.57% for the three months ended December 31, 2001.

         INTEREST EXPENSE. Interest expense decreased $266,000 to $1.9 million for the three months ended December 31, 2001, as compared to the same period in 2000. The average rate paid on interest-bearing liabilities decreased 83 basis points from 4.86% for the three months ended December 31, 2000 to 4.03% for the three months ended December 31, 2001. The average balance of interest-bearing liabilities increased $10.0 million to $186.1 million for the three months ended December 31, 2001 from $176.1 million for the three months ended December 31, 2000. The decrease in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit and borrowed funds at lower interest rates.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.7 million for the three months ended December 31, 2001, compared to $1.5 million for the same period in 2000. The average interest rate spread increased 38 basis points from 2.16% for the three months ended December 31, 2000 to 2.54% for the three months ended December 31, 2001. Net interest margin increased 26 basis points and was 3.15% for the three months ended December 31, 2001.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended December 31, 2001 or for the comparable period in 2000.

         NONINTEREST INCOME. Noninterest income for the quarter ended December 31, 2001 was $56,000 compared to $77,000 for the comparable period in 2000. The decrease was primarily due to a $48,000 net loss on the sale of certain available-for-sale securities, which was partially offset by an increase in service fees.

         NONINTEREST EXPENSE. Noninterest expense increased $176,000 and was $1.5 million for the three months ended December 31, 2001, compared to $1.3 million for the three months ended December 31, 2000. Compensation and benefits expense increased $52,000 to $731,000 for the quarter ended December 31, 2001 over the similar period last year primarily due to increased costs of stock incentive employee benefits and increased salaries of employees, which were partially offset by reduced staffing levels. Office occupancy expense was $264,000 for the three months ended December 31, 2001, compared to $256,000 for the same period in 2000. Professional service expense was $235,000 for the three months ended December 31, 2001 compared to $129,000 for the three months ended December 31, 2000. This increase was primarily due to consulting payments made to certain retired executives of the Company and payments to other consultants to advise the Company on how to best maximize long term shareholder value. There were no similar expenses in the prior year. Other noninterest expense was $221,000 for the three months ended December 31, 2001, compared to $211,000 for the comparable period in 2000.

         INCOME TAX EXPENSE. Income tax expense increased $21,000 from $75,000 for the three months ended December 31, 2000 to $96,000 for the three months ended December 31, 2001. This increase was partially due to the increase of $30,000 in pre-tax income. The effective tax rate was

31.5% and 27.3% for the three month periods ended December 31, 2001 and 2000, respectively. The increase in the effective tax rate was primarily due to the sale of certain available-for-sale securities during fiscal 2001. These securities had paid dividends, and the Company's dividend received deductions had lowered the effective rate in the prior year.

            COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000

         GENERAL. For the six months ended December 31, 2001, net income was $469,000 or $0.33 per basic and diluted share, compared to net income of $357,000 or $0.22 per basic and diluted share for the six months ended December 31, 2000.

         INTEREST INCOME. Interest income was $7.3 million and $7.2 million for the six months ended December 31, 2001 and 2000, respectively. The average balance of interest-earning assets increased $11.2 million from $206.4 million for the six months ended December 31, 2000 to $217.6 million for the six months ended December 31, 2001. The average yield on the Bank's interest-earning assets decreased 29 basis points from 6.96% for the six months ended December 31, 2000 to 6.67% for the six months ended December 31, 2001.

         INTEREST EXPENSE. Interest expense decreased $295,000 to $3.9 million for the six months ended December 31, 2001, as compared to $4.2 million for the same period in 2000. The average rate paid on interest-bearing liabilities decreased 57 basis points from 4.78% for the six months ended December 31, 2000 to 4.21% for the six months ended December 31, 2001. The average balance of interest-bearing liabilities increased $9.8 million to $184.9 million for the six months ended December 31, 2001 from $175.1 million for the six months ended December 31, 2000. The decrease in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit and borrowed funds at lower interest rates.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $3.3 million for the six months ended December 31, 2001, compared to $3.0 million for the six months ended December 31, 2000. The average interest rate spread increased 28 basis points from 2.18% for the six months ended December 31, 2000 to 2.46% for the comparable period in 2001. Net interest margin increased 19 basis points and was 3.09% for the six months ended December 31, 2001.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the six months ended December 31, 2001 or for the comparable period in 2000.

         NONINTEREST INCOME. Noninterest income for the six months ended December 31, 2001 was $140,000 compared to $165,000 for the comparable period in 2000. The decrease was primarily due to a $48,000 net loss on the sale of certain available-for-sale securities, which was partially offset by an increase in service fees.

         NONINTEREST EXPENSE. Noninterest expense increased $127,000 and was $2.8 million for the six months ended December 31, 2001 as compared to $2.7 million for the comparable period in 2000. Compensation and benefits expense increased $20,000 to $1.5 million for the six month period ended December 31, 2001 primarily due to the increased costs of stock incentive employee benefits and increased salaries of employees, which were partially offset by reduced staffing level. Office occupancy expense was $559,000 for the six months ended December 31, 2001, compared to $514,000 for the same period in 2000. This increase was primarily due to building and land improvement repairs made during the six months ended December 31, 2001, while no similar expenditures occurred in the prior year. Professional service expense was $351,000 for the six months ended December 31, 2001 compared to $307,000 for the six months ended December 31, 2000. This increase was primarily due to consulting payments made to certain retired executives of the Company and payments to other consultants to advise the Company on how to best maximize long term shareholder value. There were no similar expenses in the prior year.

         INCOME TAX EXPENSE. Income tax expense increased $107,000 from $112,000 for the six months ended December 31, 2000 to $219,000 for the six months ended December 31, 2001. This increase was partially due to the increase of $107,000 in pre-tax income. The effective tax rate was 31.8% and 23.9% for the six month periods ended December 31, 2001 and 2000, respectively. The increase in the effective tax rate was primarily due to the sale of certain available-for-sale securities during fiscal 2001. These securities had paid dividends, and the Company's dividend received deductions had lowered the effective rate in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and mortgage-backed securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds. Net cash provided by operating activities amounted to $854,000 during the six months ended December 31, 2001 compared to $300,000 during the six months ended December 31, 2000.

         Under Office of Thrift Supervision regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. At December 31, 2001, the Bank's liquidity ratio was 23.67%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the six months ended December 31, 2001 were the origination of mortgage and other loans.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Report on Form 10-Q for the sources and uses of cash flows for operating activities and financing and investing activities for the six months ended December 31, 2001 and 2000.

         At December 31, 2001, the Bank had outstanding loan origination commitments of $8.1 million and unused lines of consumer credit of $720,000. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2001 totaled $35.6 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         At December 31, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $22.8 million, or 10.10% of total adjusted assets, which is above the required level of $3.4 million or 1.5%; core capital of $22.8 million, or 10.10% of total adjusted assets, which is above the required level of $6.8 million or 3.0%; and total risk-based capital of $23.1 million, or 21.61% of risk-weighted assets, which is above the required level of $8.6 million, or 8.0%.

                       IMPACT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financing Accounting Standards Board's (the "FASB") issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies; however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company anticipates that the adoption of SFAS No. 141 and No. 142 on July 1, 2002 will not have a material impact on the Company's results of operations or financial condition.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There has been no material change in market risk since that disclosed in
Item 7A of the Company's Report on Form 10-K for the year ended June 30, 2001.


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


                               BIG FOOT FINANCIAL CORP.
                                    (Registrant)




                           By: /s/Michael J. Cahill
                               -------------------------------------------------
                               Michael J. Cahill
                               Senior Vice President and Chief Financial Officer

February 14, 2002