Form 10-Q
period 2002-03-31
BIG FOOT FINANCIAL CORP
filed 2002-05-14
CIK 1022807

Microsoft Word 10.0.2930;3


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

   Yes   X                                                        No
       -----                                                         ------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                           OUTSTANDING AT
                   CLASS                                    MAY 14, 2002
                   -----                                   ---------------
      Common Stock, Par Value $.01                             1,509,168

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

         Consolidated Statements of Financial Condition (Unaudited)
         March 31, 2002 and June 30, 2001.................................Page 3

         Consolidated Statements of Earnings (Unaudited) - Three months and Nine months ended March 31, 2002 and 2001....................Page 4

         Consolidated Statements of Cash Flows (Unaudited) - Nine months ended March 31, 2002 and 2001....................................Page 5

         Notes to Unaudited Consolidated Financial Statements.............Page 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS........................................Page 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......Page 14


                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................Page 15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................Page 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................Page 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............Page 15

ITEM 5.  OTHER INFORMATION...............................................Page 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................Page 15

         SIGNATURES

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                       (In thousands, except share data)

                                                                                       MARCH 31,    JUNE 30,
                                                                                         2002         2001
                                                                                       ---------    --------
                              ASSETS
Cash and due from banks ..........................................................    $  3,331      $  2,641
Interest-earning deposits ........................................................       6,880         9,170
Mortgage-backed securities held-to-maturity, at amortized cost
(fair value of $5,105 at March 31, 2002 and $8,111 at June 30, 2001) .............       5,030         8,080
Mortgage-backed securities available-for-sale, at fair value .....................       9,322        14,328
Investment securities held-to-maturity, at amortized cost ........................       3,000         3,000
Investment securities available-for-sale, at fair value ..........................       5,921         6,442
Loans receivable, net ............................................................     176,817       170,188
Accrued interest receivable ......................................................       1,158         1,009
Stock in Federal Home Loan Bank of Chicago, at cost ..............................       3,872         3,699
Foreclosed real estate owned .....................................................           -             -
Office properties and equipment, net .............................................       3,949         4,215
Prepaid expenses and other assets ................................................         348           872
                                                                                      --------      ---------
Total assets .....................................................................    $219,628      $223,644
                                                                                      ========      =========

                           LIABILITIES
Noninterest-bearing NOW accounts .................................................    $  6,893      $  6,918
Interest-bearing NOW accounts ....................................................       8,807        10,272
Money market demand accounts .....................................................      11,628         9,460
Passbook accounts ................................................................      40,448        35,396
Certificates of deposit ..........................................................      65,074        66,161
                                                                                      --------      ---------
Total savings deposits ...........................................................     132,850       128,207

Borrowed money ...................................................................      53,000        61,000
Advance payments by borrowers for taxes and insurance ............................       1,765         2,240
Accrued interest payable and other liabilities ...................................       3,547         4,115
                                                                                      --------      ---------
Total liabilities ................................................................     191,162       195,562
                                                                                      --------      ---------

                       STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued ........           -             -
Common stock, $.01 par value, 8,000,000 shares authorized; 2,512,750 shares issued          25            25
Treasury stock, at cost (1,003,582 shares at March 31, 2002 and 965,082
     shares at June 30, 2001).....................................................     (13,179)      (12,582)
Additional paid-in capital .......................................................      24,518        24,437
Retained earnings-substantially restricted .......................................      18,113        17,580
Common stock acquired by the Employee Stock Ownership Plan .......................      (1,106)       (1,106)
Common stock acquired by Recognition and Retention Plan...........................        (446)         (709)
Accumulated other comprehensive income ...........................................         541           437
                                                                                      --------      ---------
Total stockholders' equity .......................................................      28,466        28,082
                                                                                      --------      ---------
Total liabilities and stockholders' equity .......................................    $219,628      $223,644
                                                                                      ========      =========


     (See accompanying notes to unaudited consolidated financial statements)

                                   BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (Unaudited)
                                    (In thousands, except per share data)

                                                                     FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                             ENDED              ENDED
                                                                             MARCH 31,         MARCH 31,
                                                                     --------------------  -------------------
                                                                        2002       2001     2002      2001
                                                                       ------     ------   -------   ------
                           INTEREST INCOME
Mortgage-backed securities held-to-maturity..........................  $   78     $  150   $   303   $   494
Mortgage-backed securities available-for-sale........................     142        257       514       848
Investment securities................................................     137        145       442       426
Loans receivable.....................................................   2,996      2,924     9,132     8,633
Interest-earning deposits............................................      45         82       149       199
Federal Home Loan Bank of Chicago stock..............................      48         62       161       199
                                                                       ------     ------   -------   -------
Total interest income ...............................................   3,446      3,620    10,701    10,799
                                                                       ------     ------   -------   -------

                          INTEREST EXPENSE
Savings deposits.....................................................     999      1,265     3,367     3,385
Borrowed money.......................................................     691        867     2,245     2,964
                                                                       ------     ------   -------   -------
Total interest expense...............................................   1,690      2,132     5,612     6,349
                                                                       ------     ------   -------   -------
Net interest income before provision for loan losses.................   1,756      1,488     5,089     4,450
Provision for loan losses ...........................................       -          -         -         -
                                                                       ------     ------   -------   -------
Net interest income after provision for loan losses .................   1,756      1,488     5,089     4,450
                                                                       ------     ------   -------   -------

                         NONINTEREST INCOME
Service fees ........................................................      66         65       233       197
Gain (loss) on sale of securities available-for-sale.................      23        149       (25)      149
Other ...............................................................      11         18        32        51
                                                                       ------     ------   -------   -------
Total noninterest income.............................................     100        232       240       397
                                                                       ------     ------   -------   -------

                         NONINTEREST EXPENSE
Compensation and benefits............................................     805        767     2,273     2,215
Office occupancy.....................................................     271        281       830       795
Federal deposit insurance premiums...................................       6          6        18        18
Professional services................................................     103        107       454       414
Other ...............................................................     191        177       586       554
                                                                       ------     ------   -------   -------
Total noninterest expense ...........................................   1,376      1,338     4,161     3,996
                                                                       ------     ------   -------   -------

Income before income taxes...........................................     480        382     1,168       851
Income tax expense...................................................     163        107       382       219
                                                                       ------     ------   -------   -------
                             NET INCOME                                $  317     $  275   $   786   $   632
                                                                       ======     ======   =======   =======
------------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic.............................................................  $ 0.22     $ 0.17   $  0.56   $  0.39
   Diluted...........................................................    0.22       0.17      0.56      0.39

     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                                            FOR THE
                                                                                       NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     ----------------------
                                                                                      2002           2001
                                                                                     -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................................................  $   786        $   632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and  amortization                                                           318            322
Market adjustment for committed ESOP shares........................................       81             37
Amortization of award of RRP shares................................................      263            217
(Gain) loss on sale of investment securities available-for-sale....................       25           (149)
Federal Home Loan Bank of Chicago stock dividends..................................     (173)          (191)
Net amortization of deferred loan fees ............................................      (76)           (45)
Net amortization of discounts and premiums.........................................       91             94
(Increase) decrease in accrued interest receivable.................................     (149)            44
Decrease in prepaid expenses and other assets......................................      524             94
Decrease in accrued interest payable and other liabilities, net....................     (621)          (938)
                                                                                     -------        -------
Net cash provided by operating activities..........................................    1,069            117
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Origination of loans receivable....................................................  (32,784)       (20,466)
Principal repayment of loans receivable............................................   26,231         12,939
Principal repayments on mortgage-backed securities held-to-maturity................    3,010          8,981
Principal repayments on mortgage-backed securities available-for-sale..............    5,040          4,813
Purchase of investment securities available-for-sale...............................        -         (1,386)
Proceeds from sale investment securities available-for-sale........................      567          1,280
Purchase of stock in Federal Home Loan Bank of Chicago.............................        -           (145)
Proceeds from sale of foreclosed real estate.......................................        -             78
Purchase of office properties and equipment, net...................................      (52)          (117)
                                                                                     -------        -------
Net cash provided by investing activities..........................................    2,012          5,977
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in savings deposits...................................................    4,643         10,232
Net decrease in borrowed money.....................................................   (8,000)        (9,000)
Decrease in advance payments by borrowers for taxes and insurance..................     (475)          (147)
Payment of cash dividend...........................................................     (252)          (238)
Purchase of treasury stock.........................................................     (597)          (513)
                                                                                     -------        -------
Net cash provided by (used in) financing activities ...............................   (4,681)           334
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents...............................   (1,600)         6,428
Cash and cash equivalents at the beginning of the period...........................   11,811          6,334
                                                                                     -------        -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD.................................  $10,211        $12,762
------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest .......................................................................  $ 5,881        $ 6,232
   Income taxes ...................................................................      325            175


     (See accompanying notes to unaudited consolidated financial statements)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of March 31, 2002 and June 30, 2001 and for the three and nine month periods ended March 31, 2002 and 2001. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2001, and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

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

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       MARCH 31,                  MARCH 31,
                                              -------------------------    -------------------------
                                                  2002          2001          2002           2001
                                              -----------    ----------    ----------     ----------
BASIC:
Net income.................................... $  317,000    $  275,000    $  786,000     $  632,000
Weighted average shares outstanding...........  1,411,246     1,594,477     1,411,238      1,601,381
Basic earnings per share......................       0.22          0.17          0.56           0.39

DILUTED:
Net income.................................... $  317,000    $  275,000    $  786,000     $  632,000
Weighted average shares outstanding...........  1,411,246     1,594,477     1,411,238      1,601,381
Effect of dilutive stock options outstanding..      8,925           505         1,538              -
Diluted weighted average shares outstanding...  1,420,171     1,594,982     1,412,776      1,601,381
Diluted earnings per share....................       0.22          0.17          0.56           0.39


(3)  COMPREHENSIVE INCOME

     The Company's comprehensive income for the three and nine month periods ended March 31, 2002 and 2001 is as follows:

                                                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                        MARCH 31,             MARCH 31,
                                                                                ----------------------  ---------------------
                                                                                   2002        2001       2002         2001
                                                                                 --------    --------   --------   ----------
Net income...................................................................... $317,000    $275,000   $786,000   $  632,000
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during the period..................  (19,000)    405,000     88,000    1,328,000
   Reclassification adjustment for net (gains) losses realized in net income....  (15,000)    (98,000)    16,000      (98,000)
                                                                                 ---------   --------   ----------  ---------
Comprehensive income............................................................ $283,000    $582,000   $890,000   $1,862,000
                                                                                 ========    ========   ==========  =========


(4)  DIVIDEND DECLARATION

     On February 19, 2002, the Board of Directors declared a quarterly dividend of $.06 per share, which was paid on March 15, 2002 to stockholders of record on February 28, 2002.

(5)  STOCK REPURCHASE PROGRAM

     The Stock Repurchase Programs adopted by the Company authorized the repurchase of 1,016,099 shares, or over 40 percent of the 2,512,750 shares of common stock issued in the Company's initial public offering. At March 31, 2002, 1,003,582 shares have been repurchased at an average cost of $13.13 per share. Additional authorizations to repurchase stock may be made from time to time at the discretion of the Board of Directors. Management continues to believe that stock repurchase programs are an effective capital management tool and provide enhanced value to both the Company and its stockholders.

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

FINANCIAL HIGHLIGHTS (unaudited)
(Dollars in thousands, except per share data)

                                                                      MARCH 31,       JUNE 30,
                                                                        2002            2001
                                                                      ---------       --------
SELECTED FINANCIAL CONDITION DATA:
  Total assets....................................................... $219,628        $223,644
  Loans receivable (net).............................................  176,817         170,188
  Allowance for loan losses..........................................      300             300
  Mortgage-backed securities.........................................   14,352          22,408
  Savings deposits...................................................  132,850         128,207
  Borrowed funds.....................................................   53,000          61,000
  Stockholders' equity...............................................   28,466          28,082

SELECTED FINANCIAL RATIOS:
  Bank Capital ratios (1):
    Tangible.........................................................    10.72%          10.14%
    Core.............................................................    10.72           10.14
    Risk-based.......................................................    22.20           21.48
  Consolidated equity to assets......................................    12.96           12.56
  Non-performing assets as a percent of total assets.................     0.09            0.05
  Allowance for loan losses as a percent of total loans..............     0.17            0.18
  Allowance for loan losses as a percent of non-performing loans.....   146.34          267.86



                                                                       FOR THE                 FOR THE
                                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                       MARCH 31,               MARCH 31,
                                                                 ------------------      ------------------
                                                                    2002      2001        2002       2001
                                                                 --------   -------      ------     -------
SELECTED OPERATING DATA:
   Net interest income before provision for loan losses.........  $ 1,756   $ 1,488      $5,089     $ 4,450
   Net income...................................................      317       275         786         632

SELECTED FINANCIAL RATIOS:
    Return on average assets (2)................................     0.57      0.50        0.46        0.39
    Return on average stockholders' equity (2)..................     4.47      3.70        3.72        2.88
    Noninterest expense to average assets (2)...................     2.45      2.45        2.46        2.47

PER SHARE DATA:
    Basic earnings per share....................................  $  0.22   $  0.17     $  0.56     $  0.39
    Diluted earnings per share..................................     0.22      0.17        0.56        0.39
    Book value per share at end of period.......................    18.86     17.58       18.86       17.58
    Cash dividends per share....................................     0.06      0.05        0.18        0.15

STOCK QUOTES:
    High........................................................  $17.600   $14.500     $17.600     $14.500
    Low.........................................................   15.250    12.000      12.900      10.125
    At March 31.................................................   17.390    14.500      17.390      14.500

---------------------------------------------------------------
(1) Fairfield Savings Bank, FSB only.
(2) Three and nine month results have been annualized.

      COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND JUNE 30, 2001

     Total assets decreased $4.0 million from $223.6 million at June 30, 2001 to $219.6 million at March 31, 2002. The components of the Company's asset base also changed from June 30, 2001 to March 31, 2002. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $8.0 million from $22.4 million at June 30, 2001 to $14.4 million at March 31, 2002. This decrease was primarily due to the receipt of $8.1 million in principal repayments during the nine month period. An increase of $6.6 million in loans receivable was the result of loan originations of $32.8 million which exceeded the $26.2 million of loan repayments. Interest earning deposits decreased $2.3 million from $9.2 million at June 30, 2001 to $6.9 million at March 31, 2002, primarily due to the repayment of borrowed money which was partially offset by increased savings deposits.

     Investments securities available-for-sale are recorded at fair value and decreased $500,000 from $6.4 million at June 30, 2001 to $5.9 million at March 31, 2002. This decrease was due to the sale of securities totalling $592,000 which was partially offset by an increase in market value of $92,000. The net unrealized gain/(loss) in this portfolio is included as a component of accumulated other comprehensive income/(loss).

     The allowance for loan losses at March 31, 2002 and June 30, 2001 was $300,000. Management believes that the allowance for loan losses is adequate to cover any probable losses in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary. The ratio of the allowance for loan losses to total loans was 0.17% and 0.18% at March 31, 2002 and June 30, 2001, respectively. At March 31, 2002 and June 30, 2001, the ratio of the allowance for loan losses to non-performing loans was 146.34% and 267.86%, respectively. The Bank had three non-performing loans totaling approximately $205,000 at March 31, 2002 and one non-performing loan totaling approximately $112,000 at June 30, 2001. There were no loan chargeoffs during the nine month periods ended March 31, 2002 and 2001.

     Savings deposits increased $4.6 million from June 30, 2001 to March 31, 2002; during this time, borrowed funds decreased by $8.0 million. Passbook savings increased $5.0 million and were $40.4 million at March 31, 2002, compared to $35.4 million at June 30, 2001. Excess liquidity was used to repay $8.0 million in overnight borrowed money.

     Stockholders' equity at March 31, 2002 was $28.5 million or $384,000 greater than at June 30, 2001. This increase includes net income of $786,000 and an increase in value of the available-for-sale portfolio of $104,000 (net of tax) which were offset by treasury stock purchases of $597,000 and dividends declared of $252,000. The Company's book value was $18.86 per share at March 31, 2002 compared to $18.14 per share at June 30, 2001, an increase of $0.72.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001

     GENERAL. For the three months ended March 31, 2002, net income was $317,000 or $0.22 basic and diluted earnings per share, compared to $275,000 or $0.17 basic and diluted earnings per share for the three months ended March 31, 2001.

     INTEREST INCOME. Interest income was $3.4 million for the three months ended March 31, 2002 compared to $3.6 million for the three months ended March 31, 2001. The average balance of interest-earning assets increased $5.3 million from $209.6 million for the three months ended March 31, 2001 to $214.9 million for the three months ended March 31, 2002. The average yield on the Bank's interest-earning assets decreased 50 basis points from 6.91% for the three months ended March 31, 2001 to 6.41% for the three months ended March 31, 2002.

     INTEREST EXPENSE. Interest expense decreased $442,000 and was $1.7 million for the three months ended March 31, 2002 compared to $2.1 million for the three months endend March 31, 2001. The average rate paid on interest-bearing liabilities decreased 114 basis points from 4.89% for the three months ended March 31, 2001 to 3.75% for the three months ended March 31, 2002. The average balance of interest-bearing liabilities increased $5.9 million to $182.8 million for the three months ended March 31, 2002 from $176.9 million for the three months ended March 31, 2001. The decrease in the cost of average interest-bearing liabilities resulted primarly from the renewal of maturing certificates of deposit and borrowed funds at lower rates.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.8 million for the three months ended March 31, 2002 and $1.5 million for the three months ended March 31, 2001. The average interest rate spread increased 64 basis points from 2.02% for the three months ended March 31, 2001 to 2.66% for the comparable period in 2002. Net interest margin increased 44 basis points and was 3.22% for the three months ended March 31, 2002.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended March 31, 2002 or for the comparable period in 2001. See "Comparison of Financial Condition at March 31, 2002 and June 30, 2001."

     NONINTEREST INCOME. Noninterest income was $100,000 for the three months ended March 31, 2002, compared to $232,000 for the three months ended March 31, 2001. The decrease was primarly due to a $149,000 gain on the sale of available-for-sale investment securities during the quarter ended March 31, 2001 compared to a $23,000 gain on the sale of available-for-sale investment securities during the quarter ended March 31, 2002.

     NONINTEREST EXPENSE. Noninterest expense increased $38,000 and was $1.4 million for the three months ended March 31, 2002, compared to $1.3 million for the three months ended March 31, 2001. Compensation and benefits expense increased $38,000 to $805,000 for the quarter ended March 31, 2002 over the similar period last year primarily due to increased costs of stock incentive employee benefits and increased salaries of employees, which were partially offset by reduced staffing levels.

     INCOME TAX EXPENSE. Income tax expense increased $56,000 from $107,000 for the three months ended March 31, 2001 to $163,000 for the three months ended March 31, 2002. This increase was partially due to an increase of $98,000 in pre-tax income. The effective tax rate was 34% for the three months ended March 31, 2002 and 28% for the three month period ended March 31, 2001. The increase in the effective tax rate was primarily due to a decrease in the dividends received deduction recorded in the third quarter of fiscal year 2002 for dividends received on certain of the Company's investments in preferred stock.


            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
                             MARCH 31, 2002 AND 2001

     GENERAL. For the nine months ended March 31, 2002, net income was $786,000 or $0.56 basic and diluted earnings per share, compared to $632,000 or $0.39 basic and diluted earnings per share for the nine months ended March 31, 2001.

     INTEREST INCOME. Interest income was $10.7 million for the nine months ended March 31, 2002, compared to $10.8 million for the nine months ended March 31, 2001. The average balance of interest-earning assets increased $9.3 million from $207.0 million for the nine months ended March 31, 2001 to $216.3 million for the nine months ended March 31, 2002. The average yield on the Bank's interest-earning assets decreased 36 basis points from 6.96% for the nine months ended March 31, 2001 to 6.60% for the nine months ended March 31, 2002.

     INTEREST EXPENSE. Interest expense decreased $737,000 to $5.6 million for the nine months ended March 31, 2002 as compared to $6.3 million for the same period in 2001. The average rate paid on interest-bearing liabilities decreased 76 basis points from 4.83% for the nine months ended March 31, 2001 to 4.07% for the nine months ended March 31, 2002. The average balance of interest-bearing liabilities increased $8.7 million to $183.9 million for the nine months ended March 31, 2002 from $175.2 million for the nine months ended March 31, 2001. The decrease in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit and borrowed funds at lower rates.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $639,000 and was $5.1 million for the nine months ended March 31, 2002 and $4.5 million for the comparable period in 2001. The average interest rate spread increased 40 basis points from 2.13% for the nine months ended March 31, 2001 to 2.53% for the nine months ended March 31, 2002. Net interest margin increased 27 basis points from 2.87% for the nine months ended March 31, 2001 to 3.14% for the nine months ended March 31, 2002.

     PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the nine months ended March 31, 2002 and for the comparable period in 2001. See "Comparison of Financial Condition at March 31, 2002 and June 30, 2001."

     NONINTEREST INCOME. Noninterest income was $240,000 for the nine months ended March 31, 2002 compared to $397,000 for the nine months ended March 31, 2001. The decrease was primarly due to a $149,000 gain on the sale of certain available-for-sale investment securities during the nine months ended March 31, 2001, compared to a $25,000 loss on the sale of certain availabe-for-sale investment securities during the nine months ended March 31, 2002.

     NONINTEREST EXPENSE. Noninterest expense increased $165,000 from $4.2 million for the nine months ended March 31, 2002 as compared to $4.0 million for the comparable period in 2001. Compensation and benefits expense increased $58,000 to $2.3 million for the nine month period ended March 31, 2002 primarily due to the increased costs of stock incentive employee benefits and increased salaries of employees, which were partially offset by reduced staffing level. Office occupancy expense was $830,000 for the nine months ended March 31, 2002, compared to $795,000 for the same period in 2001. This increase was primarily due to building and land improvement repairs made during the nine months ended March 31, 2002, while no similar expenditures occurred in the prior year. Professional service expense was $454,000 for the nine months ended March 31, 2002 compared to $414,000 for the nine months ended March 31, 2002. This increase was primarily due to consulting payments made to certain retired executives of the Company.

     INCOME TAX EXPENSE. Income tax expense increased $163,000 from $219,000 for the nine months ended March 31, 2001 to $382,000 for the nine months ended March 31, 2002. The effective tax rate was 33% for the nine months ended March 31, 2002 and 26% for the nine month period ended March 31, 2001. The increase in the effective tax rate was primarily due to a decrease in the dividends received deduction recorded in fiscal year 2002 for dividends received on certain of the Company's investments in preferred stock.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and mortgage-backed securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds. Net cash provided by operating activities amounted to $1.1 million during the nine months ended March 31, 2002 compared to $117,000 during the nine months ended March 31, 2001.

     Under Office of Thrift Supervision regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2002, the Bank's liquidity ratio was 15.68%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

     The primary investing activities of the Bank during the nine months ended March 31, 2002 and 2001 were the origination of mortgage and other loans.

     See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Report on Form 10-Q for the sources and uses of cash flows for operating activities and financing and investing activities for the nine months ended March 31, 2002 and 2001.

     At March 31, 2002, the Bank had outstanding loan origination commitments of $1.8 million and unused lines of consumer credit of $1.0 million. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2002 totaled $32.6 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

     At March 31, 2002, the Bank exceeded all of its regulatory capital adequacy requirements with a tangible capital level of $23.2 million, or 10.72% of total adjusted assets, which is above the required level of $3.2 million or 1.5%; core capital of $23.2 million, or 10.72% of total adjusted assets, which is above the required level of $6.5 million or 3.0%; and total risk-based capital of $23.5 million, or 22.2% of risk-weighted assets, which is above the required level of $8.5 million, or 8.0%.

                       IMPACT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financing Accounting Standards Board's (the "FASB") issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 by accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies; however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company anticipates that the adoption of SFAS No. 141 and No. 142 on July 1, 2002 will not have a material impact on the Company's results of operations or financial condition.

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

                                                   BIG FOOT FINANCIAL CORP.
                                                         (Registrant)



                                              By: /s/Michael J. Cahill
                                                  ---------------------------
                                                     Michael J. Cahill
                                                  Senior Vice President and
                                                   Chief Financial Officer
May 14, 2002