Form 10-K
period 2002-06-30
BIG FOOT FINANCIAL CORP
filed 2002-09-20
CIK 1022807

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

                     For the fiscal year ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____X___ No ______

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity of the Registrant by non-affiliates was approximately $22.7 million as of September 17, 2002.

As of September 17, 2002, 1,509,168 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 2002 Annual Report to Stockholders are incorporated by reference in Part II.

Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

                            BIG FOOT FINANCIAL CORP.
                               REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 2002

                                TABLE OF CONTENTS

       ITEM                                                PART I                                              PAGE
        1         BUSINESS                                                                                       3
        2         PROPERTIES                                                                                    32
        3         LEGAL PROCEEDINGS                                                                             32

                                                          PART II

        4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           33
        5         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                         33
        6         SELECTED FINANCIAL DATA                                                                       34
        7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         35
        7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    35
        8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                   35
        9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE          35

                                                        PART III

        10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                            35
        11        EXECUTIVE COMPENSATION                                                                        35
        12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                36
        13        CERTAIN RELATIONSHIPS AND RELATED TRANSCTIONS                                                 36

                                                        PART IV

        14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                               36






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

         On July 22, 2002, the Company announced that it had entered into an agreement with Midwest Banc Holdings, Inc ("Midwest"). The agreement calls for Midwest to acquire Big Foot Financial Corp. in a stock merger transaction. The proposed merger is subject to regulatory approvals and the approval of the Company's shareholders. The closing of this transaction is scheduled for the first quarter of the 2003 calendar year. Midwest has agreed to a fixed exchange ratio of 1.104 shares of its stock for each share of Big Foot stock resulting in a deal value of approximately $33.4 million, based on the closing price at announcement date; this represents a 25.5% premium to Big Foot's closing price on the same date.

         At June 30, 2002, the Company had total assets of $227.4 million, of which $173.7 million was comprised of net loans receivable and $23.0 million was comprised of mortgage-backed securities. At such date, total savings deposits were $132.1 million, borrowings were $61.0 million and stockholders' equity was $29.2 million. The Company's common stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol "BFFC." Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

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

         COMPETITION. The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees.

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

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At June 30, 2002, the Bank had gross loans receivable outstanding of $174.3 million, of which $171.5 million, or 98.5% of gross loans, were one- to four-family residential mortgage loans. The remainder consisted of $1.1 million of multifamily mortgage loans, or 0.6% of gross loans; $233,000 of commercial real estate mortgage loans, or 0.1% of gross loans; $1.4 million of home equity loans, or 0.8% of gross loans; and $74,000 of other loans, or less than 0.1% of gross loans.

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

         Under applicable federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2002, based on the above, the Bank's regulatory loans to one borrower limit was approximately $4.4 million. At June 30, 2002, the two largest dollar amounts outstanding to one borrower or group of related borrowers were each approximately $495,000. Both of these loans are secured by one- to four-family properties located in the Bank's market area and, at June 30, 2002, were performing in accordance with their terms.

         The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.


                                                                             AT JUNE 30
                                   ------------------------------------------------------------------------------------------------
                                         2002               2001                 2000              1999              1998
                                             PERCENT             PERCENT             PERCENT           PERCENT             PERCENT
                                   AMOUNT    OF TOTAL  AMOUNT    OF TOTAL  AMOUNT    OF TOTAL AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                                   ------    --------  ------    --------  ------    ---------------   --------   ------   --------
                                                                        (Dollars in thousands)
Mortgage loans:
  One-to four-family               $171,543   98.5 %  $168,582    98.6 %  $153,803    98.7 % $136,924     98.5 %  $113,441    97.8 %
  Multifamily (1)                     1,119    0.6         947     0.6         603     0.4        610      0.4         741     0.6
  Commercial real estate                233    0.1         320     0.2         429     0.3        593      0.4         833     0.7
  Land, construction/development          -      -           -       -           -       -         58      0.1         118     0.1
  Home equity                         1,362    0.8         790     0.5         731     0.5        597      0.4         822     0.7
                                   --------  -----    --------   -----    --------   -----   --------    -----    --------   -----
    Total mortgage loans           $174,257  100.0 %  $170,639    99.9 %  $155,566    99.9 % $138,782     99.8 %  $115,955    99.9 %
                                   --------  -----    --------   -----    --------   -----   --------    -----    --------   -----
Other loans
  Loans on savings deposits              74      -          88     0.1         155     0.1         316     0.2         144     0.1
                                   --------  -----    --------   -----    --------   -----   --------    -----    --------   -----
    Total other loans                    74      -          88     0.1         155     0.1     316        0.2          144     0.1
                                   --------  -----    --------   -----    --------   -----   --------    -----    --------   -----
       Loans receivable, gross     $174,331  100.0 %  $170,727   100.0 %  $155,721   100.0 % $139,098    100.0 %  $116,099   100.0 %
                                   ========  =====    ========   =====    ========   =====   ========    =====    ========   =====
  Less:
                                   $      -           $      -            $      -            $      -            $      -
    Deferred loan fees                  290                239                 234                 281                 327
    Allowance for loan losses           300                300                 300                 300                 300
                                   --------           --------            --------            --------            --------
       Loans receivable, net       $173,741           $170,188            $155,187            $138,517            $115,472
                                   ========           ========            ========            ========            ========

______________________
(1) Multifamily includes participation in Community Investment Corporation ("CIC") of $352,000 at June 30, 2002, $386,000 at June 30, 2001, $386,000 at
June 30, 2000, $333,000 at June 30, 1999, $389,000 and at June 30, 1998. CIC is
a not-for-profit tax-exempt corporation whose purpose is to focus the resources and expertise of the financial community to revitalize certain neighborhoods in Chicago.


         MORTGAGE LOANS. At June 30, 2002, over 98.5% of the Bank's $174.3 million mortgage loan portfolio consisted of mortgage loans secured by one- to four-family residential real estate. While the Bank offers adjustable-rate mortgage products, the Bank's customer base has historically favored fixed-rate mortgage loans, which are generally priced off the Fannie Mae delivery rate with adjustments relating to local competition and the availability of funds. At June 30, 2002, approximately 95.8% of the Bank's mortgage portfolio was comprised of fixed-rate loans. The balance of the mortgage loan portfolio was comprised of adjustable rate loans, including approximately $6.7 million of one-to four-family residential mortgages, the majority of which are tied to the National Cost of Funds or Treasury Bill Indexes and adjust annually to rates from 2.5% to 2.75% over the Index. These loans carry annual caps and life-of-the-loan ceilings to protect borrowers against sudden rate volatility. Generally, adjustable rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Bank's policy to underwrite its adjustable rate mortgage loans based on the fully indexed origination rate. The Bank currently has no mortgage loans that are subject to negative amortization. Management intends to continue to emphasize fixed rate loans secured by single family owner-occupied units. The Bank also makes home equity loans.

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

         The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                                                             FOR THE YEAR ENDED JUNE 30,
                                                             ----------------------------------------------------------
                                                                    2002                2001                 2000
                                                                    ----                ----                 ----
                                                                                (Dollars in thousands)
     Loan balances at beginning of year                      $     170,727       $     155,721      $      139,098
                                                             -------------       -------------      --------------
     Mortgage loans originated:
        One-to four-family                                          36,542              36,623              32,079
        Multifamily                                                    326                 398                 270
        Commercial real estate                                         275                   -                   -
                                                             -------------       -------------      --------------
          Total mortgage loans originated                           37,143              37,021              32,349
     Other loans originated:
        Other loans                                                    262                 110                 173
                                                             -------------       -------------      --------------
          Total loans originated                                    37,405              37,131              32,522
                                                             -------------       -------------      --------------
     Additional draws - open-end home equity loans                   1,306                 490                 475
     Principal repayments                                          (35,107)            (22,615)            (16,296)
     Loans transferred to foreclosed real estate                         -                   -                 (78)
                                                             -------------       -------------      --------------
     Loan balances at end of year                            $     174,331       $     170,727      $      155,721
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

         The Bank charges service fees, late payment and other miscellaneous service fees. During the years ended June 30, 2002, 2001, and 2000, the Bank recognized fees totaling $24,000, $17,000, and $15,000, respectively.

         LOAN MATURITY. The following table shows the contractual maturity of the Bank's loan portfolio at June 30, 2002. Loans are shown as due based on their contractual terms to maturity rather than when interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

                                       MORTGAGE LOANS                                            TOTAL LOANS
                            ----------------------------------------------------                 ---------------------
                             ONE-TO                                                                           WEIGHTED
DUE DURING YEAR               FOUR-         MULTI-      COMMERCIAL        HOME         OTHER                  AVERAGE
ENDING JUNE 30,               FAMILY        FAMILY      REAL ESTATE      EQUITY        LOANS       AMOUNT      RATE
---------------               ------        ------      -----------      ------        -----       ------      ----
                                                         (Dollars in thousands)
2003                        $       28    $     -          $    -        $    19     $  29     $      76       6.57 %
2004                               125          -               -             19        21           165       7.27
2005                               149          -               -            137        24           310       6.70
2006 and 2007                    1,533          -             233            120         -         1,886       6.85
2008 to 2013                    14,614         80               -          1,067         -        15,761       6.62
2014 to 2018                    40,875        174               -              -         -        41,049       6.42
2019 to 2023                     5,305        231               -              -         -         5,536       7.12
2024 and following             108,914        634               -              -         -       109,548       6.80
                            ----------    -------          ------        -------     -----     ---------       ----
Total loans due, gross      $  171,543    $ 1,119          $  233        $ 1,362     $  74     $ 174,331       6.70 %
                            ==========    =======          ======        =======     =====     =========       ====

         The following table sets forth at June 30, 2002, the dollar amount of loans due after June 30, 2003, and whether such loans have fixed interest rates or adjustable interest rates.


                                                                     DUE AFTER JUNE 30, 2003
                                                                     -----------------------
                                                             FIXED        ADJUSTABLE          TOTAL
                                                             -----        ----------          -----
                                                                     (Dollars in thousands)
         Mortgage loans:
           One- to four-family                            $ 164,770        $   6,745      $     171,515
           Multifamily                                          486              633              1,119
           Commercial real estate                               233                -                233
           Home equity                                            -            1,343              1,343
                                                          ---------        ---------      -------------
         Total mortgage loans                               165,489            8,721            174,210
         Other loans                                             45                -                 45
                                                          ---------        ---------      -------------
           Total loans                                    $ 165,534        $   8,721      $     174,255
                                                          ---------        ---------      -------------

DELINQUENCIES AND NON-PERFORMING ASSETS

         DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. Contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, deficiencies are cured promptly. If the deficiency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank may institute measures to remedy the default, including commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale. If the Bank acquires the property at judicial sale or accepts a voluntary deed of the secured property in lieu of foreclosure, the acquired property is then listed in the Bank's Foreclosed Real Estate ("FRE") account until it is sold. At June 30, 2002, the Bank had no FRE. The Bank is permitted to finance sales from its FRE account by "loans to facilitate," which involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Bank's underwriting guidelines. At June 30, 2002, the Bank had no such "loans to facilitate."

         The following table sets forth information with respect to the Bank's non-performing assets (which includes loans that are delinquent for 90 days or more and FRE) at the dates indicated. At June 30, 2002, there were no loans with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

                                                                             AT JUNE 30,
                                                                             -----------
NON-PERFORMING LOANS:                                 2002        2001         2000           1999             1998
---------------------                                 ----        ----         ----           ----             ----
                                                                       (Dollars in thousands)
Mortgage loans:
    One- to four-family                           $             $    112     $    249       $   186       $    342
    Multifamily                                          -             -            -             7              -
    Commercial real estate                               -             -            -             -              -
    Land, construction and development                   -             -            -             -              -
    Home equity                                          -             -            -             -              -
    Other loans                                          -             -            -             -              -
                                                  --------      --------     --------       -------       --------
      Total non-performing loans                         -           112          249           193            342
                                                  --------      --------     --------       -------       --------
Foreclosed real estate                                   -             -           78             -              -
                                                  --------      --------     --------       -------       --------
      Total non-performing assets                 $      -      $    112     $    327       $   193       $    342
                                                  --------      --------     --------       -------       --------

Total non-performing loans to total loans                - %        0.06 %       0.16 %        0.14 %        0.29 %
Total non-performing assets to total assets              - %        0.05         0.15          0.09          0.16


         A loan is placed on non-accrual status when it becomes 90 days or more delinquent and when the collection of principal and/or interest becomes doubtful. At June 30, 2002 and 2001, the Bank had no non-accrual loans. At June 30, 2000, the Bank had one single family residential loan with an outstanding principal balance of $113,000 that was non-accruing. For the years ended June 30, 2002 and 2001 and 2000 the amount of interest income that would have been recorded on non-accrual loans had such loans been accruing interest in accordance with their terms was $0, $0, and $4,000 respectively. Interest earned on loans 90 days or more delinquent and still accruing interest amounted to $0, $11,000, and $9,000 for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

         The Bank had no non-performing assets at June 30, 2002. The Bank's non-performing assets at June 30, 2001, consisted of a single one- to four-family residential loan with an aggregate outstanding principal balance of $112,000. The Bank's non-performing assets at June 30, 2000 consisted of two one-to four-family residential loans, with an aggregate outstanding principal balance of $249,000 and one multi-family residential loan with an outstanding principal balance of $78,000. The properties underlying the non-performing loans and the FRE at June 30, 2001 and 2000 are located in the Chicago metropolitan area.

         CLASSIFIED ASSETS. OTS regulations require that each saving association classify its assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations of savings associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. OTS regulations provide for three adverse classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings association to a sufficient degree of risk to warrant classifications, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the savings association to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the association must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss or charge off such amount. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its loans at June 30, 2002, the Bank had no potential problem loans which met the criteria for classification as "Special Mention", Substandard", or "Doubtful."

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

         The following table analyzes activity in the Bank's allowance for loan losses during the periods indicated.

                                                                    AT OR FOR THE YEAR ENDED JUNE 30,
                                                                    ---------------------------------
   ALLOWANCE FOR LOAN LOSSES                             2002         2001        2000         1999       1998
   -------------------------                             ----         ----        ----         ----       ----
                                                                          (Dollars in thousands)
   Balance at beginning of period                      $   300       $  300      $  300      $ 300      $  300
   Provision for loan losses                                 -            -           -          -           -
   Charge-offs:
     Mortgage loans:
        One- to- four-family                                 -            -           -          -           -
        Multifamily                                          -            -           -          -           -
        Commercial real estate                               -            -           -          -           -
        Land, construction and development                   -            -           -          -           -
        Home equity                                          -            -           -          -           -
     Other loans                                             -            -           -          -           -
                                                       -------       ------      ------      -----      ------
           Total charge-offs                                 -            -           -          -           -
                                                       -------       ------      ------      -----      ------
   Recoveries                                                -            -           -          -           -
                                                       -------       ------      ------      -----      ------
   Balance at end of year                              $   300          300      $  300      $ 300      $  300
                                                       =======       ======      ======      =====      ======
   Allowance for loan losses to total loans
      at the end of the period (1)                        0.17 %       0.18 %      0.19 %     0.22 %      0.26 %
   Allowance for loan losses to total
     non-performing loans at end of period                   -       267.86      120.48     155.44       87.72
   Allowance for loan losses to total
     non-performing assets at end of period                  -       267.86       91.74     155.44       87.72
   Net charge-offs to average loans outstanding              -            -           -          -           -

   __________________________
   (1) Total loans represent loans, net plus the allowance for loan losses.


         The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                             AT JUNE 30,
                                                                             -----------
                                                   2002                                    2001
                                     --------------------------------------  -------------------------------------
                                                               PERCENT OF                              PERCENT OF
                                                              LOANS IN EACH                          LOANS IN EACH
                                     ALLOWANCE   PERCENT OF    CATEGORY TO   ALLOWANCE   PERCENT OF    CATEGORY TO
                                      AMOUNT     ALLOWANCE     GROSS LOANS    AMOUNT     ALLOWANCE    GROSS LOANS
                                      ------     ---------     -----------    ------     ---------    -----------
                                                                (Dollars in thousands)
Mortgage loans:
   One- to four-family               $    121      40.3 %          98.5 %    $    288        96.0 %       98.6 %
   Multifamily                              6       2.0             0.6             5         1.6          0.6
   Commercial real estate                   2       0.7             0.1             3         1.0          0.2
   Land, construction and development       -         -               -             -           -            -
   Home equity                              3       1.0             0.8             2         0.7          0.5
Other loans                                 -         -               -             -           -          0.1
Unallocated                               168      56.0               -             2         0.7            -
                                     --------     -----           -----      --------       -----        -----
   Total                             $    300     100.0 %         100.0 %    $    300       100.0 %      100.0 %
                                     ========     =====           =====      ========       =====        =====

                                                        AT JUNE 30,
                                                        -----------
                                          2000                                   1999
                             ------------------------------------   ------------------------------------
                                                     PERCENT OF                             PERCENT OF
                                                    LOANS IN EACH                          LOANS IN EACH
                             ALLOWANCE  PERCENT OF   CATEOGRY TO    ALLOWANCE  PERCENT OF   CATEOGRY TO
                              AMOUNT    ALLOWANCE    GROSS LOANS     AMOUNT    ALLOWANCE    GROSS LOANS
                              ------    ---------    -----------     ------    ---------    -----------
                                                      (Dollars in thousands)
Mortgage loans:
   One- to four-family       $   264      88.0 %        98.7 %      $  237       79.1 %        98.5 %
   Multifamily                     1       0.3           0.4             3        1.0           0.4
   Commercial real estate          4       1.3           0.3             6        2.0           0.4
   Land, construction and
      Development                  -         -             -             1        0.3           0.1
   Home equity                     2       0.7           0.5             1        0.3           0.4
Other loans                        -         -           0.1             -          -           0.2
Unallocated                       29       9.7             -            52       17.3             -
                             -------     -------       -------      ------      -------       -------
   Total                     $   300     100.0 %       100.0 %      $  300      100.0 %       100.0 %
                             =======     =====         =====        ======      =====         =====

                                      AT JUNE 30,
                                      -----------
                                         1998
                             ------------------------------------
                                                     PERCENT OF
                                                    LOANS IN EACH
                             ALLOWANCE  PERCENT OF   CATEOGRY TO
                              AMOUNT    ALLOWANCE    GROSS LOANS
                              ------    ---------    -----------
                                   (Dollars in thousands)
Mortgage loans:
   One- to four-family       $   125       41.7 %       97.8 %
   Multifamily                     4        1.3          0.6
   Commercial real estate          8        2.7          0.7
   Land, construction and
      Development                  1        0.3          0.1
   Home equity                     2        0.7          0.7
Other loans                        -          -          0.1
Unallocated                      160       53.3            -
                             -------      -----        -----
   Total                     $   300      100.0 %      100.0 %
                             =======      =====        =====

INVESTMENT ACTIVITIES

         GENERAL. The investment policy of the Bank, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide and maintain adequate liquidity, maintain a balance of high quality, diversified investments, minimize risks to the Bank and complement the Bank's lending activities. The investment policy is implemented by the Chief Financial Officer and the President. The policy designates the Chief Financial Officer as the investment manager authorized to oversee the daily operations of the investment portfolio. Under OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the 2002 Annual Report to Stockholders.

         As required by Statement of Financial Accounting Standards ("SFAS") 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of earnings. At June 30, 2002, the Bank had no securities which were classified as trading.

Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after tax basis, as a separate component of accumulated other comprehensive income in stockholders' equity. At June 30, 2002, $23.9 million of securities were classified as available-for-sale. At June 30, 2002, held-to-maturity securities totaled $7.6 million and had a fair value of $7.7 million.

         MORTGAGE-BACKED SECURITIES. The Bank invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand.

         At June 30, 2002, all securities in the Bank's mortgage-backed securities portfolio were directly insured or guaranteed by Fannie Mae or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), thereby providing the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they are collected. The Bank's mortgage-backed securities portfolio had a weighted average yield of 6.47% at June 30, 2002.

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

         INVESTMENT SECURITIES. Federal savings associations have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federal savings associations may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federal savings association is otherwise authorized to make directly. The Bank, from time to time, has used investment securities to supplement loan volume and to provide short- and intermediate-term assets for asset/liability management purposes. From time to time, the Bank has invested in high quality investment securities with various terms to maturity. At June 30, 2002, the Company had $8.5 million in investment securities, at fair value. At June 30, 2002 the Company wrote down two securities to their fair value on that date, as management considered the decline in value to be other than temporary. The Company recorded an expense of $166,000 and the remaining value of the two securities was $352,000.

         The following table sets forth activity in the Company's mortgage-backed and investment securities portfolio for the periods indicated.

                                                                     FOR THE YEAR ENDED JUNE 30,
                                                                     ---------------------------
                                                           2002               2001                   2000
                                                           ----               ----                   ----
                                                                         (In thousands)
Held-to-maturity:
    Amortized cost at beginning of year              $      11,080       $     17,894        $      28,567
    Purchases/sales, net                                         -              3,000                    -
    Principal repayments                                    (3,442)            (9,738)             (10,419)
    Premium and discount amortization, net                     (48)               (76)                (254)
                                                     -------------       ------------        -------------
    Amortized cost at end of year                    $       7,590       $     11,080        $      17,894
                                                     -------------       ------------        -------------

Available-for-sale
    Amortized cost at beginning of year              $      20,064       $     28,348        $      29,495
    Purchases/sales, net                                     9,076             (2,369)               4,406
    Principal repayments                                    (6,331)            (5,872)              (5,473)
    Write down                                                (166)                 -                    -
    Premium and discount amortization, net                     (46)               (43)                 (80)
                                                     -------------       ------------        -------------
    Amortized cost at end of year                    $      22,597       $     20,064        $      28,348
                                                     -------------       ------------        -------------
      Total mortgage-backed and
         investment securities portfolio             $      30,187       $     31,144        $      46,242
                                                     =============       ============        =============


         The following table sets forth certain information regarding the amortized cost and fair value of the Company's mortgage-backed and investment securities at the dates indicated.

                                                                             AT JUNE 30,
                                                                             -----------
                                                    2002                        2001                     2000
                                                    ----                        ----                     ----
                                          AMORTIZED                    AMORTIZED                AMORTIZED
                                             COST       FAIR VALUE       COST     FAIR VALUE      COST       FAIR VALUE
                                             ----       ----------       ----     ----------      ----       ----------
                                                                           (In thousands)
Held-to-maturity:
   Fannie Mae                            $    4,590    $   4,741   $    8,080    $   8,111     $   17,894   $  17,227
   Investment Securities                      3,000        3,000        3,000        3,000              -           -
                                         ----------    ---------   ----------    ---------     ----------   ---------
       Total held-to-maturity            $    7,590    $   7,741   $   11,080    $  11,111     $   17,894   $  17,227
                                         ----------    ---------   ----------    ---------     ----------   ---------
Available-for-sale:
   Fannie Mae                            $   17,615    $  17,947   $   13,008    $  13,023     $   18,475   $  17,723
   Freddie Mac                                  420          441        1,279        1,305          1,792       1,746
   Investment Securities                      4,562        5,506        5,777        6,442          8,081       7,511
                                         ----------    ---------   ----------    ---------     ----------   ---------
       Total available-for-sale          $   22,597    $  23,894   $   20,064    $  20,770     $   28,348   $  26,980
                                         ----------    ---------   ----------    ---------     ----------   ---------

Total mortgage-backed and
       investment securities portfolio   $   30,187    $  31,635   $   31,144    $  31,881     $   46,242   $  44,207
                                         ==========    =========   ==========    =========     ==========   =========


         The table below sets forth certain information regarding the amortized cost, fair value, weighted average yields and stated maturity of the Company's mortgage-backed and investment securities portfolio at June 30, 2002. No effect has been given to prepayments or amortization of securities. There were no mortgage-backed securities (exclusive of obligations of the U.S. Government and any federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at June 30, 2002.

                                                                          AT JUNE 30, 2002
                                                                          ----------------
                                                                                               WEIGHTED
                                                       AMORTIZED                FAIR           AVERAGE
                                                         COST                  VALUE            COUPON
                                                         ----                  -----            ------
                                                                       (Dollars in thousands)
     HELD-TO-MATURITY:
     No stated maturity date                           $        -          $         -                 - %
     Due within 1 year                                         93                   92              7.50
     Due after 1 year but within 5 years                    3,270                3,267              6.30
     Due after 5 years but within 10 years                    825                  852              7.00
     Due after 10 years                                     3,402                3,530              7.17
                                                       ----------          -----------              ----
        Total held-to-maturity                         $    7,590          $     7,741              6.78 %
                                                       ----------          -----------              ----

     AVAILABLE-FOR-SALE:
     No stated maturity date                           $    2,507          $     3,508              5.23 %
     Due within 1 year                                        229                  234              7.32
     Due after 1 year but within 5 years                    3,618                3,725              6.57
     Due after 5 years but within 10 years                 12,101               12,298              6.16
     Due after 10 years                                     4,142                4,129              7.25
                                                       ----------          -----------              ----
       Total available-for-sale                        $   22,597          $    23,894              6.32 %
                                                       ----------          -----------              ----

     TOTAL:
     No stated maturity date                           $    2,507          $     3,508              5.23 %
     Due within 1 year                                        322                  326              7.37
     Due after 1 year but within 5 years                    6,888                6,992              6.44
     Due after 5 years but within 10 years                 12,926               13,150              6.21
     Due after 10 years                                     7,544                7,659              7.22
                                                       ----------          -----------              ----
       Total mortgage-backed securities
       and investment portfolio                        $   30,187          $    31,635              6.44 %
                                                       ==========          ===========              ====


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

         SAVINGS DEPOSITS. The Bank offers several types of savings programs to attract short term and long term savings deposits, including passbook, various NOW accounts, money market deposit accounts and a variety of fixed-rate, money market certificates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank's savings deposits are obtained predominantly from the areas near its office locations. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain savings deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain savings deposits. At June 30, 2002, the Bank had approximately $132.1 million outstanding in savings deposits.

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

                                                                        AT JUNE 30,
                                                                        -----------
                                               2002                         2001                         2000
                                     --------------------------   -------------------------    -------------------------
                                              PERCENT  WEIGHTED           PERCENT  WEIGHTED            PERCENT  WEIGHTED
                                              OF TOTAL  AVERAGE           OF TOTAL  AVERAGE            OF TOTAL  AVERAGE
                                     AMOUNT   DEPOSITS   RATE     AMOUNT  DEPOSITS   RATE      AMOUNT  DEPOSITS   RATE
                                     ------   --------   ----     ------  --------   ----      ------  --------   ----
                                                                  (Dollars in thousands)
Noninterest-bearing NOW accounts    $ 7,048      5.3 %       - % $  6,918    5.4 %       - % $  6,592      5.7 %       - %
Interest-bearing NOW accounts         9,840      7.5      1.03     10,272    8.0      2.02      8,944      7.8      2.01
Money market demand accounts         10,760      8.2      2.09      9,460    7.4      3.11     10,752      9.3      3.24
Passbook accounts                    41,923     31.7      2.00     35,396   27.6      2.50     37,447     32.4      2.50
Certificates of deposit              62,511     47.3      3.63     66,161   51.6      5.56     51,759     44.8      5.09
                                   --------    -----      ----   --------  -----      ----   --------    -----      ----
  Total                            $132,082    100.0 %    2.60 % $128,207  100.0 %    3.55 % $115,494    100.0 %    3.55 %
                                   ========    =====             ========  =====             ========    =====

         The following table presents the savings deposit activity of the Bank for the periods indicated.

                                                                           FOR THE YEAR ENDED JUNE 30,
                                                                           ---------------------------
                                                              2002                  2001               2000
                                                              ----                  ----               ----
                                                                              (Dollars in thousands)
Deposits                                                  $   312,483           $  300,199         $   320,503
Withdrawals                                                  (312,996)            (291,734)           (332,933)
                                                          -----------           ----------         -----------
Deposits in excess of (less than) withdrawals                    (513)               8,465             (12,430)
Interest credited                                               4,388                4,248               4,007
                                                          -----------           ----------         -----------
  Total increase (decrease) in savings deposits           $     3,875           $   12,713         $    (8,423)
                                                          ===========           ==========         ===========

         At June 30, 2002, the Bank had $9.7 million in certificate accounts with a balance of $100,000 or greater maturing as follows:

                                                                                               WEIGHTED
                                                                       AMOUNT                AVERAGE RATE
                                                                       ------                ------------
                                                                            (Dollars in thousands)
                      Maturity Period
                      ---------------
                      Within three months                             $     2,033                4.33 %
                      After three but within six months                     4,495                2.89
                      After six but within 12 months                          802                2.86
                      After 12 months                                       2,383                4.32
                                                                      -----------                ----
                        Total                                         $     9,713                3.54 %
                                                                      -----------                ----

         The following table sets forth the amount of certificates of deposit outstanding at the dates indicated and the remaining period to maturity of the certificates of deposit outstanding at June 30, 2002.

                                 PERIOD TO MATURITY AT JUNE 30, 2002
                                 -----------------------------------
                                                  ONE TO      MORE THAN                 TOTAL AT JUNE 30,
                                LESS THAN         THREE        THREE TO        --------------------------------
     INTEREST RATE RANGE        ONE YEAR          YEARS      FIVE YEARS        2002         2001           2000
     -------------------        --------          -----      ----------        ----         ----           ----
                                                           (In thousands)
     4.00% and below            $    35,222     $  9,443     $       428    $  45,093    $   1,755     $    411
     4.01% to 5.00%                   2,071        3,884              77        6,032       16,028       26,280
     5.01% to 6.00%                   6,295        2,378              65        8,738       25,701       18,243
     6.01% to 7.00%                   2,648            -               -        2,648       22,677        6,825
                                -----------     --------     -----------    ---------    ---------     --------
       Total                    $    46,236     $ 15,705     $       570    $  62,511    $  66,161     $ 51,759
                                ===========     ========     ===========    =========    =========     ========


         BORROWINGS. Although savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes, the Bank has in the past relied upon advances from the FHLB of Chicago and, to a lesser extent, reverse repurchase agreements, to supplement its supply of funds and to meet deposit withdrawal requirements. The Bank may obtain advances from the FHLB of Chicago on the security of the capital stock of the FHLB of Chicago it owns and certain of its home mortgage loans and/or mortgage-backed and investment securities provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Chicago prescribes acceptable uses to which the advances pursuant to each program may be used as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Bank's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time been used to meet the Bank's liquidity needs. At June 30, 2002, the Bank had $61.0 million in FHLB of Chicago borrowings. Certain advances are callable by the FHLB as follows: $13,000,000 in advances due in 2008 are callable quarterly beginning June 2001; $8,000,000 in advances due in 2005 are callable quarterly beginning May 2002; and $12,000,000 in advances due in 2008 have a one time call date of June 19, 2003. The Company also has the capability to borrow additional funds upon complying with the FHLB of Chicago's collateral requirements.

         The Bank at times sells securities under agreements to repurchase, which transactions are treated as financings, and the obligation to repurchase the securities sold is reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset account and are held in safekeeping. There were no securities sold under agreements to repurchase outstanding at or during fiscal years 2002, 2001, and 2000.

         The following table sets forth certain information regarding borrowings at the dates and for the periods indicated:

                                                                                    AT OR FOR THE YEAR ENDED JUNE 30,
                                                                                    ---------------------------------
                                                                                    2002          2001           2000
                                                                                    ----          ----           ----
                                                                                          (Dollars in thousands)
FHLB of Chicago advances:
   Maximum amount outstanding at any month-end during the year                  $ 61,000      $   70,000    $   66,000
   Average daily balance outstanding                                              59,590          62,401        55,556
   Balance outstanding at end of year                                             61,000          61,000        66,000
   Weighted average daily interest rate during the year                             4.95%          6.05%          5.77%
   Weighted average interest rate at end of year                                    4.68%          5.38%          6.10%


PERSONNEL

         At June 30, 2002, the Bank employed 44 full time and 16 part time employees. At June 30, 2002, 48% of the Bank's full time employees had been with the Bank for more than ten years. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. The Bank seeks to compensate its personnel at a level competitive with its savings institution peers in order to retain highly qualified employees.

IMPACT OF NEW ACCOUNTING STANDARDS

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. Statement 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The Company's adoption of Statement 144, effective July 1, 2002, is not expected to have a material impact on the Company's financial condition or results of operations.


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

         CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Effective 2001, AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. The Bank does not expect to be subject to the AMT.

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

STATE AND LOCAL TAXATION

         The Bank may file a combined Illinois income tax return with the Company. For Illinois income tax purposes, the Bank is taxed at an effective rate equal to 7.18% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois Taxable Income of the Bank. As of June 30, 2002, the Bank has approximately $3.2 million of Illinois' net loss deduction carry forward that can be utilized to reduce Illinois taxable income in the future, which will expire in varing amounts through July 31, 2015.

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

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

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

         LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral. At June 30, 2002, the Bank's regulatory limit on loans to one borrower was $4.4 million. At June 30, 2002, the two largest dollar amounts outstanding to one borrower or group of related borrowers were each approximately $495,000. The Bank is in compliance with all applicable limitations on loans to one borrower.

         QTL TEST. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, education loans, and credit card loans. At June 30, 2002, the Bank maintained 99% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter.

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

         At June 30, 2002, the Bank met each of its capital requirements.

         The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 2002.

                                                                                                    EXCESS OF BANK
                                                                          OTS CAPITAL             CAPITAL OVER OTS
                                              BANK CAPITAL               REQUIREMENTS           CAPITAL REQUIREMENT
                                              ------------               ------------           -------------------
                                         AMOUNT        PERCENT        AMOUNT       PERCENT       AMOUNT        PERCENT
                                         ------        -------        ------       -------       ------        -------
                                                                     (Dollars in thousands)
         Tangible capital               $   23,812        10.66 %    $   3,350        1.50 %    $   20,462         9.16 %
         Core capital                       23,812        10.66          6,699        3.00          17,113         7.66
         Risk-based capital                 24,112        22.83          8,449        8.00          15,663        14.83


         A reconciliation between the Bank's regulatory capital and stockholder's equity at June 30, 2002 is presented below.

                                                               TANGIBLE            CORE          RISK-BASED
                                                                CAPITAL           CAPITAL           CAPITAL
                                                                -------           -------           -------
                                                                           (Dollars in thousands)
       Stockholder's equity...........................        $   24,061       $   24,061       $     24,061
       Unrealized gain on mortgage-backed and
           other investment securities available-for-
           sale, net of tax...........................              (249)            (249)              (249)
       Allowance for loan losses......................                 -                -                300
                                                              ----------       ----------       ------------
       Regulatory capital.............................        $   23,812       $   23,812       $     24,112
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

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The OTS regulations also prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated companies.

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

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following five categories based on the association's capital:

o        Well capitalized;
o        Adequately capitalized;
o        Under capitalized;
o        Significantly undercapitalized; or
o        Critically undercapitalized.

         The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. At June 30, 2002, the Bank met the criteria for being considered "well-capitalized".

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Chicago, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home-purchase contracts and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Chicago at June 30, 2002, of $3.9 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Bank earned dividends on the FHLB of Chicago capital stock in amounts equal to $210,000, $259,000, and $198,000, respectively, during the fiscal years ended June 30, 2002, 2001, and 2000. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would be affected.

         Under the GLB Act, membership in the Federal Home Loan Bank System is now voluntary for all federally-chartered savings associations, such as the Bank. The GLB Act also replaces the existing redeemable stock structure of the Federal Home Loan Bank System with a capital structure that requires each Federal Home Loan Bank to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice). The board of directors of each Federal Home Loan Bank must submit for Federal Housing Finance Board ("FHFB") approval a capital plan that the FHFB determines is best-suited for the Federal Home Loan Bank and its members. The capital plan for the FHLB of Chicago was approved on June 12, 2002, but is not yet effective.

         FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $41.3 million. The amount of aggregate transaction accounts in excess of $41.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $5.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

         PRIVACY REGULATIONS. Under OTS regulations adopted pursuant to the GLB Act, the Bank is required to adopt procedures to protect customers' "nonpublic personal information." The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place, which has been reviewed, for compliance with the regulations.

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

         Laws governing savings and loan holding companies historically have classified such entities based upon the number of thrift institutions, which they control. The Company is classified as a unitary savings and loan holding company because it only controls one thrift, the Bank. Under the GLB Act, any company which becomes a unitary savings and loan holding company pursuant to a charter application filed with the OTS after May 4, 1999 is prohibited from engaging in non-financial activities or affiliating with non-financial companies. All unitary savings and loan holding companies in existence prior to May 4, 1999, such as the Company, are "grandfathered" under the GLB Act and may continue to operate as a unitary savings and loan holding company without any limitations in the types of business activities in which it can engage at the holding company level, provided the Bank continues to satisfy the QTL Test.

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

OTHER FEDERAL REGULATION

         In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions: (1) establishment of anti-money laundering programs; and (2) minimum standards with respect to customer identification at the time new accounts are opened.

SARBANES-OXLEY ACT

         On July 31, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes:

o        the creation of an independent accounting oversight board;
o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements and the expansion of powers of audit committees;
o expanded disclosure requirements, including accelerated reporting of stock transactions by insiders;
o        mandatory disclosure by analysts of potential conflicts of interest;
         and
o        a range of enhanced penalties for fraud and other violations.

         We do not believe that the Sarbanes-Oxley Act will have a material adverse affect upon the Company's operations in the near term.

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

                                                                                                           NET BOOK
                                                                              DATE            LEASE        VALUE AT
                                                            LEASED OR      LEASED OR        EXPIRATION      JUNE 30,
                                                              OWNED         ACQUIRED           DATE           2002
                                                              -----         --------           ----           ----
                                                                                                         (In thousands)
       Main Office:
         Old McHenry Road
         Long Grove, Illinois 60047                           Owned          1980             -----          $3,180

       Branches:
         1601 North Milwaukee Avenue
         Chicago, Illinois  60647                             Owned          1941             -----             208

         8301 West Lawrence
         Norridge Illinois  60656                             (1)            1976            4/2006(2)            9

       _______________________________
       (1) Land leased, building owned by the Bank.
       (2) The Bank has two five-year renewal options.


ITEM  3. LEGAL PROCEEDINGS

         In the ordinary course of its operations, the Bank is a party to routine litigation involving claims incidental to the savings bank business. Management believes that no current litigation poses a substantial likelihood of potential loss or exposure, which would have a material adverse effect on the financial position of the Bank or the Company.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to the inside back cover of the Company's 2002 Annual Report to Stockholders under the caption "Stockholder Information," which section is included in Exhibit 13.1 to this Report.

ITEM 6.           SELECTED FINANCIAL DATA



FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

                                                                                 AT OR FOR THE YEAR ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                       2002        2001         2000          1999        1998
                                                                       ----        ----         ----          ----        ----
Selected Financial Condition Data:
   Total assets................................................      $227,382    $223,644     $215,674   $215,493      $220,604
   Loans receivable (net)......................................       173,741     170,188     155,187     138,517       115,472
   Allowance for loan losses...................................           300         300         300         300           300
   Mortgage-backed securities..................................        22,978      22,408      37,363      54,014        79,764
   Savings deposits............................................       132,082     128,207     115,494     123,917       123,835
   Borrowed funds..............................................        61,000      61,000      66,000      52,000        53,000
   Stockholders' equity........................................        29,233      28,082      28,612      34,722        38,094

Selected Financial Ratios:
    Bank Capital ratios: (1)
        Tangible...............................................         10.66%      10.14%      10.28%       12.78%        12.30%
        Core...................................................         10.66       10.14       10.28        12.78         12.30
        Risk-based.............................................         22.83       21.48       22.93        30.49         31.76
    Consolidated equity to assets at end of period.............         12.86       12.56       13.27        16.11         17.27
    Non-performing assets as a percent of total assets(2)......             -        0.05        0.15         0.09          0.16
    Allowance for loan losses as a percent of total loans......          0.17        0.18        0.19         0.22          0.26
    Allowance for loan losses as a percent of non-performing
    loans(2)...................................................             -      267.86      120.48       155.44         87.72

Selected Operating Data:
   Net interest income before provision for loan losses........         6,970       5,911       6,212        6,370         6,442
   Net income..................................................         1,027         955         459          818         1,180

Selected Financial Ratios:
    Return on average assets...................................          0.45        0.44        0.22         0.38          0.55
    Return on average stockholders' equity.....................          3.62        3.29        1.43         2.26          3.12
    Noninterest expense to average assets......................          2.48        2.61        2.77         2.47          2.47

Per Share Data:
    Basic earnings per share...................................       $  0.73    $   0.61   $    0.24     $   0.37      $   0.50
    Diluted earnings per share.................................          0.72        0.61        0.24         0.37          0.49
    Book value per share.......................................         19.37       18.14       16.40        15.29         15.16
    Cash dividends per share...................................          0.24        0.21        0.20            -             -
    Dividend payout ratio......................................         35.27%      36.77%      83.33%           -             -

Stock Quotes:
    High ......................................................        $18.020     $16.000     $15.063      $18.500       $23.938
    Low .......................................................         12.900      10.125      10.250       12.125        16.000
    At June 30.................................................         16.900      15.000      11.063       15.000        18.000

_______________________________________________________________
(1) Fairfield Savings Bank, F.S.B. only.
(2) There were no non-performing assets as of June 30, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to the Company's 2002 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is included in Exhibit 13.1 to this Report.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to the Company's 2002 Annual Report to Stockholders under the caption "Quantitative and Qualitative Disclosures About Market Risk," which section is included in Exhibit 13.1 to this Report.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to the Company's 2002 Annual Report to Stockholders under the captions "Independent Auditors' Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which sections are included in Exhibit
13.1 to this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," "Nominees for Election as Director," "Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.          EXECUTIVE COMPENSATION

         The following information included in the Proxy Statement is incorporated herein by reference: "Management Salary Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Performance Graph," "Directors' Compensation," "Executive Compensation," "Employment Agreements," and "Benefits."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information included in the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management-Principal Shareholders of the Company," and "Security Ownership of Management."

         The following table sets forth the aggregate information of the Company's equity compensation plans in effect as of June 30, 2002.

                                                                                              Number of securities
                                      Number of securities                                  remaining available for
                                          to be issued         Weighted-average exercise  future issuance under equity
                                        upon exercise of         price of outstanding    compensation plans (excluding
                                      outstanding options,       options, warrants and      securities reflected in
      Plan category                    warrants and rights              rights                    column (a))
      -------------                    -------------------              ------                    -----------
                                               (a)                        (b)                         (c)
      Equity compensation plans
         approved by security
         holders.................               258,143                 $       15.55                      --

      Equity compensation plans
         not approved by
         security holders........                    --                            --                      --
                                             ----------                 -------------               ----------
           Total.................               258,143                 $       15.55                      --
                                             ==========                 =============               ==========


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information included in the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers - Transactions with Certain Related Persons."


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

Listed below are all financial statements and exhibits filed as part of this report:
         a.       Financial Statements, Schedules and Exhibits
         (1) The consolidated balance sheets of Big Foot Financial Corp. and subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended June 30, 2002, 2001, and 2000 together with the related notes and the independent auditors' report of KPMG LLP, independent certified public accountants.
         (2)      Schedules omitted as they are not applicable.
         (3)      See Exhibit Index on following page.

         b. Reports on Form 8-K. The Company filed a current report on Form 8-K on July 22, 2002, reporting the announcement of its proposed acquisition by Midwest Bank Holding Inc. under item 5
                  - Other Events.

         EXHIBIT NO.                                 DESCRIPTION
         -----------                                 -----------
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

             10.11(b)               Amendment No. 1 to the Big Foot Financial Corp. 1997 Stock Option Plan.(5)

             10.12(a)               Big Foot Financial Corp. 1997 Recognition and Retention Plan.(4)

             10.12(b)               Amendment No. 1 to the Big Foot Financial Corp.1997 Recognition and
                                    Retention Plan. (5)

             10.13                  Supplemental Pension Plan of Big Foot Financial Corp. (6)

             13.1                   Portions of Big Foot Financial Corp. 2002 Annual Report to Stockholders.




              21.1                  Subsidiaries of the Registrant.(1)

              23.1                  Consent of KPMG LLP

              99.1                  Statements furnished pursuant to section 906 of the Sarbanes-Oxley Act of 2002, 18
                                    U.S.C. section 1350.


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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 2002.

         Big Foot Financial Corp.


         By:  /s/ Timothy L. McCue
              --------------------------------
         Timothy L. McCue
         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           NAME                                          TITLE                             DATE
         /s/ Timothy L. McCue                             Director,                                September 17, 2002
         -------------------------------                  President and Chief Executive Officer
         Timothy L. McCue                                 (Principal Executive Officer)


         /s/ Michael J. Cahill                            Senior Vice President,                   September 17, 2002
         -------------------------------                  Chief Financial Officer
         Michael J. Cahill


                                                          Chairman of the Board,
         -------------------------------                  Director
          George M. Briody


         /s/ F. Gregory Opelka                            Director                                 September 17, 2002
         -------------------------------
          F. Gregory Opelka


         /s/ Stephen E. Nelson                            Director                                 September 17, 2002
         -------------------------------
         Stephen E. Nelson


                                                          Director
         -------------------------------
         Eugene W. Pilawski


         /s/ Joseph J. Nimrod                             Director                                 September 17, 2002
         -------------------------------
         Joseph J. Nimrod


                                                          Director
         -------------------------------
         Walter E. Powers, M.D.

                                 CERTIFICATIONS


         I, Timothy L. McCue, certify that:

1.       I have reviewed this annual report on Form 10-K of Big Foot Financial
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 17, 2002       /s/ Timothy L. McCue
                                -------------------------------------
                                Timothy L. McCue
                                President and Chief Executive Officer

                                 CERTIFICATIONS


         I, Michael J. Cahill, certify that:

1.       I have reviewed this annual report on Form 10-K of Big Foot Financial
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 17, 2002     /s/ Michael J. Cahill
                              ---------------------
                              Michael J. Cahill
                              Senior Vice President and Chief Financial Officer