Form 10-Q
period 2002-09-30
BIG FOOT FINANCIAL CORP
filed 2002-11-04
CIK 1022807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

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

                                                            OUTSTANDING AT
              CLASS                                        OCTOBER 14, 2002
              -----                                        ----------------
    Common Stock, Par Value $.01                               1,509,168

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF BIG FOOT FINANCIAL CORP.

         Consolidated Statements of Financial Condition (Unaudited)
         September 30, 2002 and June 30, 2002........................... Page 3

         Consolidated Statements of Earnings (Unaudited) - Three months ended September 30, 2002 and 2001.............................. Page 4

         Consolidated Statements of Cash Flows (Unaudited) - Three
         months ended September 30, 2002 and 2001....................... Page 5

         Notes to Unaudited Consolidated Financial Statements........... Page 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................... Page 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..... Page 13

ITEM 4.  CONTROLS AND PROCEDURES........................................ Page 13


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................................. Page 14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................... Page 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................ Page 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ Page 14

ITEM 5.  OTHER INFORMATION.............................................. Page 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... Page 14

         SIGNATURES

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                    SEPTEMBER 30,       JUNE 30
                                                                                        2002             2002
                                                                                    -------------    -------------
ASSETS
Cash and due from banks ........................................................      $  2,422          $  3,157
Interest-earning deposits ......................................................         8,463             9,802
Mortgage-backed securities held-to-maturity, at amortized cost
  (fair value of $4,127 at September 30, 2002 and $4,741 at June 30, 2002) .....         3,970             4,590
Mortgage-backed securities available-for-sale, at fair value ...................         7,222            18,388
Investment securities available-for-sale, at fair value ........................         5,359             5,506
Investment securities held-to-maturity, at cost ................................         3,000             3,000
Loans receivable, net ..........................................................       169,171           173,741
Accrued interest receivable ....................................................         1,124             1,179
Stock in Federal Home Loan Bank of Chicago, at cost ............................         3,969             3,920
Office properties and equipment, net ...........................................         3,759             3,842
Prepaid expenses and other assets ..............................................           254               257
                                                                                     -------------    -------------

Total assets....................................................................      $208,713          $227,382
                                                                                     =============    =============

LIABILITIES
Noninterest-bearing NOW accounts ...............................................      $  6,840          $  7,048
Interest-bearing NOW accounts ..................................................         8,229             9,841
Money market demand accounts ...................................................        12,610            10,760
Passbook accounts ..............................................................        41,776            41,923
Certificates of deposit ........................................................        62,270            62,510
                                                                                     -------------    -------------
Total savings deposits .........................................................       131,725           132,082

Borrowed money .................................................................        42,000            61,000
Advance payments by borrowers for taxes and insurance ..........................         2,245             1,982
Accrued interest payable and other liabilities .................................         3,272             3,085
                                                                                     -------------    -------------

Total liabilities..............................................................        179,242           198,149
                                                                                     -------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued ......            --                --
Common stock, $.01 par value, 8,000,000 shares authorized; 2,512,750 issued ....            25                25
Treasury stock, at cost (1,003,582 shares at September 30, 2002 and June 30,
2002) ..........................................................................       (13,178)          (13,178)
Additional paid-in capital .....................................................        24,558            24,512
Retained earnings-substantially restricted .....................................        18,508            18,270
Common stock acquired by Employee Stock Ownership Plan .........................          (905)             (905)
Common stock acquired by Recognition and Retention Plan.........................          (230)             (334)
Accumulated other comprehensive income, net of tax .............................           693               843
                                                                                     -------------    -------------

Total stockholders' equity .....................................................        29,471            29,233
                                                                                     -------------    -------------

Total liabilities and stockholders' equity .....................................      $208,713          $227,382
                                                                                     =============    =============

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                  FOR THE THREE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                ------------------------
                                                                                   2002          2001
                                                                                ----------    ----------
                          INTEREST AND DIVIDEND INCOME

Mortgage-backed securities held-to-maturity ................................     $   64         $  120
Mortgage-backed securities available-for-sale ..............................        196            202
Investment securities ......................................................        129            156
Loans receivable ...........................................................      2,912          3,070
Interest-earning deposits ..................................................         44             53
Federal Home Loan Bank of Chicago stock ....................................         50             58
                                                                                ----------    ----------
Total interest and dividend income .........................................      3,395          3,659
                                                                                ----------    ----------

                                INTEREST EXPENSE
Savings deposits ...........................................................        864          1,222
Borrowed money .............................................................        696            810
                                                                                ----------    ----------
Total interest expense .....................................................      1,560          2,032
                                                                                ----------    ----------

Net interest income before provision for loan losses .......................      1,835          1,627
Provision for loan losses ..................................................         --             --
                                                                                ----------    ----------
Net interest income after provision for loan losses ........................      1,835          1,627
                                                                                ----------    ----------

                               NONINTEREST INCOME
Service fees ...............................................................         83             74
Gain on sale of securities available-for-sale ..............................        197             --
Other ......................................................................         11             10
                                                                                ----------    ----------
Total noninterest income ...................................................        291             84
                                                                                ----------    ----------

                               NONINTEREST EXPENSE
Compensation and benefits ..................................................        894            737
Office occupancy ...........................................................        277            295
Federal deposit insurance premiums .........................................          6              6
Professional services ......................................................        251            116
Other ......................................................................        186            174
                                                                                ----------    ----------
Total noninterest expense ..................................................      1,614          1,328
                                                                                ----------    ----------

Income before income taxes .................................................        512            383
Income tax expense .........................................................        189            123
                                                                                ----------    ----------

NET INCOME .................................................................     $  323         $  260
                                                                                ==========    ==========

--------------------------------------------------------------------------------------------------------
Earnings per share:

Basic ......................................................................     $ 0.23         $ 0.18
Diluted ....................................................................       0.22           0.18

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                      FOR THE
                                                                                                THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                           2002           2001
                                                                                            ------------   -------------
Net income .....................................................................              $    323       $    260
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization...................................................                   100            106
Market adjustment for committed Employee Stock Ownership Plan shares ...........                    46             24
Amortization of award of Recognition and Retention Plan shares .................                   104             66
Gain on sale of securities available-for-sale ..................................                  (197)            --
Federal Home Loan Bank of Chicago stock dividends ..............................                   (49)           (60)
Net amortization of deferred loan fees .........................................                   (30)           (15)
Net amortization of discounts and premiums .....................................                    20             27
(Increase) decrease in accrued interest receivable .............................                    55           (148)
Decrease in prepaid expenses and other assets ..................................                     3            558
Increase (decrease) in accrued interest payable and other liabilities, net .....                   271           (900)
                                                                                            ------------   -------------
Net cash provided by (used in) operating activities.............................                   646            (82)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans receivable ................................................                (6,536)       (13,950)
Principal repayment of loans receivable ........................................                11,136          7,435
Principal repayments on mortgage-backed securities held-to-maturity ............                   610            885
Principal repayments on mortgage-backed securities available-for-sale ..........                 1,318          1,531
Proceeds from sale of mortgage-backed securities available-for-sale ............                 9,927             --
Purchase of investment securities available-for-sale ...........................                  (250)            --
Proceeds from sale of investment securities available-for-sale .................                   271             --
Purchase of office properties and equipment, net ...............................                   (17)           (37)
                                                                                            ------------   -------------
Net cash provided by (used in) investing activities ............................                16,459         (4,136)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in savings deposits ....................................                  (357)         3,143
Repayments of borrowed money ...................................................               (19,000)            --
Increase in advance payments by borrowers for taxes and insurance ..............                   263            271
Payment of cash dividend .......................................................                   (85)           (84)
Purchase of treasury stock .....................................................                    --           (597)
                                                                                            ------------   -------------
Net cash provided by (used in) financing activities.............................               (19,179)         2,733
------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents.......................................                (2,074)        (1,485)
Cash and cash equivalents at the beginning of the period .......................                12,959         11,811
                                                                                            ------------   -------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD .............................              $ 10,885       $ 10,326
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
            Interest ...........................................................              $  1,597      $   2,216
            Income taxes .......................................................                   100             --

     (SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                     BIG FOOT FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Big Foot Financial Corp. (the "Company") and its wholly-owned subsidiary, Fairfield Savings Bank, F.S.B. (the "Bank") as of September 30, 2002 and June 30, 2002 and for the three month periods ended September 30, 2002 and 2001. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2002, and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

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


                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              ---------------------------------
                                                                                   2002               2001
                                                                              --------------       ------------

     BASIC:
     Net income..........................................................     $  323,000           $  260,000
     Weighted average shares outstanding.................................      1,421,270            1,416,233
     Basic earnings per share............................................     $     0.23           $     0.18

     DILUTED:
     Net income..........................................................     $  323,000           $  260,000
     Weighted average shares outstanding.................................      1,421,270            1,416,233
     Effect of dilutive stock options outstanding........................         55,310                1,247
     Diluted weighted average shares outstanding.........................      1,476,580            1,417,480
     Diluted earnings per share..........................................     $     0.22           $     0.18

(3)  COMPREHENSIVE INCOME

         The Company's comprehensive income for the three month periods ended September 30, 2002 and 2001 is as follows:

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              ---------------------------------
                                                                                   2002               2001
                                                                              --------------       ------------

Net income ..............................................................     $  323,000           $ 260,000
Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising during the period ..........        (20,000)            241,000
   Reclassification adjustment for net gains realized in net income .....       (130,000)                 --
                                                                              ---------------------------------
Comprehensive income ....................................................     $  173,000            $501,000
                                                                              =================================

(4)  DIVIDEND DECLARATION

         On August 20, 2002, the Board of Directors declared a quarterly dividend of $.06 per share, which was paid on September 13, 2002 to stockholders of record on August 30, 2002.

(5)  STOCK REPURCHASE PROGRAMS

         The Repurchase Programs adopted by the Company authorized the repurchase of 1,016,099 shares, or over 40 percent of the 2,512,750 shares of common stock issued in the Company's initial public offering. At September 30, 2002, 1,003,582 shares have been repurchased at an average cost of $13.13 per share. Additional authorizations to repurchase stock may be made from time to time at the discretion of the Board of Directors.

(6)  OTHER EVENTS

         On July 22, 2002, the Company announced that it had entered into a definitive agreement with Midwest Banc Holdings, Inc. (Midwest). The agreement calls for Midwest to acquire Big Foot Financial Corp. in a stock merger transaction. The proposed merger is subject to regulatory approval and the approval of the Company's shareholders. The closing of this transaction is scheduled for the first quarter of the 2003 calendar year.


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

  FINANCIAL HIGHLIGHTS
  (Dollars in thousands, except per share data)

                                                                                   SEPTEMBER 30,            JUNE 30,
                                                                                       2002                   2002
                                                                                  ---------------          ----------
  SELECTED FINANCIAL CONDITION DATA:
     Total assets .........................................................          $208,713               $227,382
     Loans receivable (net) ...............................................           169,171                173,741
     Allowance for loan losses ............................................               300                    300
     Mortgage-backed securities ...........................................            11,192                 22,978
     Savings deposits .....................................................           131,725                132,082
     Borrowed money .......................................................            42,000                 61,000
     Stockholders' equity .................................................            29,471                 29,233

  SELECTED FINANCIAL RATIOS:
     Bank Capital ratios (1):
         Tangible. ........................................................             11.86%                 10.66%
         Core .............................................................             11.86                  10.66
         Risk-based .......................................................             24.33                  22.83
     Consolidated equity to assets at end of period .......................             14.12                  12.86
     Non-performing assets as a percent of total assets ...................              0.14                     --
     Allowance for loan losses as a percent of total loans ................              0.18                   0.17
     Allowance for loan losses as a percent of non-performing loans .......            106.38                     --


                                                                                             AT OR FOR THE
                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                  -----------------------------------
                                                                                       2002                   2001
                                                                                  ---------------          ----------

  SELECTED OPERATING DATA:
     Net interest income before provision for loan losses .................          $  1,835               $  1,627
     Net income............................................................               323                    260

  SELECTED FINANCIAL RATIOS:
     Return on average assets (2) .........................................              0.58                   0.46
     Return on average stockholders' equity (2) ...........................              4.40                   3.71
     Noninterest expense to average assets (2) ............................              2.88                   2.35

  PER SHARE DATA:
     Basic earnings per share .............................................          $   0.23               $   0.18
     Diluted earnings per share ...........................................              0.22                   0.18
     Book value per share .................................................             19.53                  18.55
     Cash dividends per share .............................................              0.06                   0.06

  STOCK QUOTES:
     High .................................................................          $  20.75               $  15.73
     Low ..................................................................             16.00                  12.90
     At September 30 ......................................................             20.70                  13.05
  ---------------------------------------------------
  (1) Fairfield Savings Bank, FSB only.
  (2) Three month results have been annualized.

    COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND JUNE 30, 2002

         Total assets decreased $18.7 million from $227.4 million at June 30, 2002 to $208.7 million at September 30, 2002. The components of the Company's asset base also changed from June 30, 2002 to September 30, 2002. Mortgage-backed securities ("MBS") (including both held-to-maturity and available-for-sale portfolios) decreased $11.8 million from $23.0 million at June 30, 2002 to $11.2 million at September 30, 2002. This decrease is primarily, due to the sale of $9.8 million in mortgage-backed securities available-for-sale and principal repayments during the quarter. A decrease of $4.6 million in loans receivable was the result of loan originations of $6.5 million which was offset by $11.0 million of loan repayments and amortizations. Interest earning deposits decreased $1.3 million from $9.8 million at June 30, 2002 to $8.5 million at September 30, 2002.

         Investment securities were $8.6 million and $8.5 million at September 30, 2002 and June 30, 2002, respectively.

         The allowance for loan losses at September 30, 2002 and June 30, 2002 was $300,000. Management believes that the allowance for loan losses is adequate to cover any known losses, and losses inherent in the loan portfolio. It is the policy of the Company to provide specific valuation allowances for estimated losses on loans when any permanent decline in value is identified. Periodic reviews are made to identify potential problem loans. In addition to specific allowances, the Company maintains a general allowance for loan losses. Additions to the allowance for loan losses are charged to operations. Also, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments using information available to them at the time of their examination. In the opinion of management, the allowance for loan losses, when taken as a whole, is adequate to absorb probable losses in the loan portfolio.

         The ratio of the allowance for loan losses to total loans was 0.18% and 0.17% at September 30, 2002 and June 30, 2002, respectively. At September 30, 2002 the ratio of the allowance for loan losses to non-performing loans was 106.38%. The Bank had three non-performing loans totaling approximately $282,000 at September 30, 2002 and no performing loans at June 30, 2002. There were no loan chargeoffs during the three month periods ended September 30, 2002 and 2001.

              Savings deposits decreased $357,000 from June 30, 2002 to September 30, 2002. Interest and noninterest-bearing NOW accounts declined $1.8 million primarily due to a $1.0 million decrease in government entities deposits, whose balances fluctuate during the year. Passbook savings were $41.8 million at September 30, 2002 compared to $41.9 million at June 30, 2002. Borrowed money was $42.0 million at September 30, 2002 compared to $61.0 million at June 30, 2002, a decrease of $19.0 million. During the quarter, excess liquidity was used to repay Federal Home Loan Bank advances.

         Stockholders' equity increased $238,000 to $29.5 million at September 30, 2002. The change was primarily due to net income of $323,000, a decrease in accumulated other comprehensive income of $150,000, and the payment of a $0.06 per share quarterly cash dividend.


           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001

         GENERAL. For the three months ended September 30, 2002, net income was $323,000 or $0.23 per basic and $0.22 diluted share, compared to net income of $260,000 or $0.18 per basic and diluted share for the three months ended September 30, 2001.

         INTEREST INCOME. Interest income was $3.4 million and $3.7 million for the three months ended September 30, 2002 and 2001, respectively. The average balance of interest-earning assets decreased $800,000 from $216.2 million for the three months ended September 30, 2001 to $215.4 million for the three months ended September 30, 2002. The average yield on the Bank's interest-earning assets decreased 46 basis points from 6.77% for the three months ended September 30, 2001 to 6.31% for the three months ended September 30, 2002.

         INTEREST EXPENSE. Interest expense decreased $472,000 to $1.6 million for the three months ended September 30, 2002, as compared to the same period in 2001. The average rate paid on interest-bearing liabilities decreased 90 basis points from 4.38% for the three months ended September 30, 2001 to 3.48% for the three months ended September 30, 2002. The average balance of interest-bearing liabilities decreased $2.3 million to $181.6 million for the three months ended September 30, 2002 from $183.9 million for the three months ended September 30, 2001. The decrease in the cost of average interest-bearing liabilities resulted primarily from the renewal of maturing certificates of deposit and borrowed funds at lower rates.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses was $1.8 million for the three months ended September 30, 2002 and $1.6 million for the three months ended September 30, 2001. The average interest rate spread increased 44 basis points from 2.39% for the three months ended September 30, 2001 to 2.83% for the comparable period in 2002. Net interest margin increased 33 basis points and was 3.37% for the three months ended September 30, 2002.

         PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended September 30, 2002 or for the comparable period in 2001.

         NONINTEREST INCOME. Noninterest income was $291,000 for the three months ended September 30, 2002, compared to $84,000 for the three months ended September 30, 2001. Noninterest income for the quarter ended September 30, 2002 included $197,000 in gains on the sale of securities available-for-sale; there were no gains on the sale of securities in the prior fiscal period.

         NONINTEREST EXPENSE. Noninterest expense for the quarter ended September 30, 2002 was $1.6 million compared to $1.3 million for the quarter ended September 30, 2001. Compensation expense increased $157,000 to $894,000 for the quarter ended September 30, 2002. This increase was primarily due to the increased cost of employee benefit plans which are impacted by the market value of the Company's common stock and increased premiums for employee health insurance. Office occupancy expense decreased $18,000 to $277,000 for the quarter ended September 30, 2002. Professional service expense was $251,000 for the quarter ended September 30, 2002 compared to $116,000 for the quarter ended September 30, 2001. The increase was primarily due to $137,000 in professional service fees related to the proposed sale of the Company.

         INCOME TAX EXPENSE. Income tax expense increased $66,000 from $123,000 for the three months ended September 30, 2001 to $189,000 for the three months ended September 30, 2002. This increase was primarily due to the increase of $129,000 in pre-tax income. The effective tax rate was 36.9% and 32.1% for the three month periods ended September 30, 2002 and 2001, respectively. The increase in the effective tax rate was primarily due to the reduction of the Company's dividend received deductions.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are savings deposits, principal and interest payments on loans and mortgage-backed securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and mortgage-backed securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds. Net cash provided by operating activities amounted to $646,000 during the quarter ended September 30, 2002 compared to net cash used in operating activities of $82,000 during the quarter ended September 30, 2001.

         Under Office of Thrift Supervision regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. At September 30, 2002, the Bank's liquidity ratio was 13.85%. The Bank's liquidity ratio is high due to the amount of mortgage-backed-securities held in the Bank's investment portfolio with a stated maturity of less than five years. The levels of the Bank's short-term liquid assets are dependent on the Bank's operating, financing and investing activities during any given period.

         The primary investing activities of the Bank during the three months ended September 30, 2002 were the origination of mortgage and other loans.

         See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the three months ended September 30, 2002 and 2001.

         At September 30, 2002, the Bank had outstanding loan origination commitments of $3.3 million and unused lines of consumer credit of $1.3 million. The Bank anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 2002 totaled $27.7 million. Based upon the Bank's most recent pricing strategy, management believes that a significant portion of such deposits will remain with the Bank. Management believes it will have adequate resources to fund all commitments on a short term and long term basis in accordance with its business strategy.

         At September 30, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $24.3 million, or 11.86% of total adjusted assets, which is above the required level of $3.1 million or 1.50%; core capital of $24.3 million, or 11.86% of total adjusted assets, which is above the required level of $6.1 million or 3.0%; and total risk-based capital of $24.6 million, or 24.33% of risk-weighted assets, which is above the required level of $8.1 million, or 8.00%.


                       IMPACT OF NEW ACCOUNTING STANDARDS

         None.

                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There has been no material change in market risk since that disclosed in Item 7A of the Company's Form 10-K for the year ended June 30, 2002.

                                     ITEM 4.
                            CONTROLS AND PROCEDURES.

         During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   Legal Proceedings
          None

ITEM 2.   Changes in Securities and Use of Proceeds
          None

ITEM 3.   Defaults Upon Senior Securities
          None

ITEM 4.   Submission of Matters to a Vote of Security Holders
          None

ITEM 5.   Other Information
          None

ITEM 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits - Form 99.1  Statements Furnished Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C, Section 1350
          (b) Reports on Form 8-K - On July 22, 2002, the Company filed a current report on Form 8-K, under Item 5, to report the signing of the definitive merger agreement with Midwest.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIG FOOT FINANCIAL CORP.

                                               (Registrant)



                                     By:  /s/Michael J. Cahill
                                          --------------------------------------
                                                    Michael J. Cahill
                                              Senior Vice President and Chief
                                                   Financial  Officer
November 1, 2002

                                 CERTIFICATIONS


         I, Michael J. Cahill, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Big Foot
         Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 1, 2002                  /s/ Michael J. Cahill
                                         ---------------------------------------
                                         Michael J. Cahill
                                         Senior Vice President
                                         and Chief Financial Officer

         I, Timothy L. McCue, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Big Foot
         Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 1, 2002                  /s/ Timothy L. McCue
                                         ---------------------------------------
                                         Timothy L. McCue
                                         President and Chief Executive Officer